Form 10-Q
period 1996-09-30
HOMEGATE HOSPITALITY INC
filed 1996-12-09
CIK 1021421

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.........................

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


Commission File Number 0-21509

                          HOMEGATE HOSPITALITY, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                    75-0511313
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

     2001 BRYAN STREET, SUITE 2300
             DALLAS, TEXAS                                75201
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code: (214) 863-1777

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of December 6, 1996 was 10,725,000 shares.

                          HOMEGATE HOSPITALITY, INC.


                                                                        Page
                                                                        ----
Part I.    Financial Information

Item 1.  Financial Statements (Unaudited)

         Extended Stay Limited Partnership balance sheet -
           September 30, 1996..........................................   3

         Homegate Hospitality, Inc. balance sheet -
           September 30, 1996..........................................   3

         Homegate Hospitality, Inc. pro forma balance sheet -
           September 30, 1996..........................................   3

         Extended Stay Limited Partnership statements of operations -
           Three months ended September 30, 1996 and period from inception
            (February 9, 1996) through September 30, 1996..............   4

         Westar statement of operations -
           Period from February 9, 1996 through September 5, 1996......   4

         Homegate Hospitality, Inc. pro forma statement of operations -
           Period from inception (February 9, 1996) through
           September 30, 1996..........................................   4

         Extended Stay Limited Partnership statement of cash flows -
           Period from inception (February 9, 1996) through
           September 30, 1996..........................................   5

         Notes to consolidated financial statements -
           September 30, 1996..........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  13


Part II.   Other Information


Item 6.  Exhibits and Reports on Form 8-K..............................  18


Signatures.............................................................  19

                        Part I - Financial Information

Item 1. - Financial Statements

                          Homegate Hospitality, Inc.


                                Balance Sheets

                              September 30, 1996
                                  (unaudited)

                                                                   HOMEGATE
                                              ESLP      HOMEGATE   PRO FORMA
                                           ------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                 $ 1,503,987   $ 3,430   $47,763,292
  Accounts receivable                           652,418         -       651,168
  Prepaid expenses                               93,389         -        93,389
                                            -----------------------------------
     Total current assets                     2,249,794     3,430    48,507,849

Property and equipment, net                  37,543,256         -    37,543,256
Deferred loan costs, net                        348,954         -       348,954
Other assets                                    736,593         -       558,001
                                            -----------------------------------
     Total assets                           $40,878,597   $ 3,430   $86,958,060
                                            ===================================

LIABILITIES AND STOCKHOLDERS'
  EQUITY/PARTNERS' CAPITAL
Current liabilities
  Accounts payable                          $ 1,029,882   $ 2,506   $ 1,031,138
  Accrued expenses                              411,923         -       411,923
  Payables to affiliates                        498,811         -       498,811
  Current portion of mortgage notes
      payable                                   237,874         -       237,874
                                            -----------------------------------
     Total current liabilities                2,178,490     2,506     2,179,746
Mortgage notes payable                       20,681,980         -    20,681,980
Stockholders' equity/partners' capital
  Preferred stock                                     -         -             -
  Common stock                                        -         -       107,250
  Additional paid-in capital                          -     4,852    64,640,817
  Retained earnings (deficit)                         -    (3,928)     (651,793)
  Partners' capital                          18,018,127         -             -
                                            -----------------------------------
     Total stockholders'
       equity/partners' capital              18,018,127       924    64,096,334
                                            -----------------------------------
       Total liabilities and
         stockholders'
         equity/partners' capital           $40,878,597   $ 3,430   $86,958,060
                                            ===================================

See accompanying notes.

                          Homegate Hospitality, Inc.

                           Statements of Operations

                                  (unaudited)

                                                                                                  HOMEGATE
                                                 ESLP                  WESTAR                     PRO FORMA
                                    -----------------------------   ------------                -------------
                                                     PERIOD FROM                                 PERIOD FROM
                                                      INCEPTION     PERIOD FROM                   INCEPTION
                                                     (FEBRUARY 9,   FEBRUARY 9,                  (FEBRUARY 9,
                                     THREE MONTHS       1996)           1996                        1996)
                                        ENDED          THROUGH        THROUGH                      THROUGH
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 5,   PRO FORMA    SEPTEMBER 30,
                                         1996            1996           1996      ADJUSTMENTS        1996
                                    -------------   -------------   ------------  -----------   -------------
REVENUE
   Room revenue                      $  630,051      $  654,854     $4,620,669     $      -     $ 5,275,523
   Other revenue, net                     4,844           2,618         77,426        3,930          83,974
                                     ----------      ----------     ----------     --------     -----------
       Total revenue                    634,895         657,472      4,698,095        3,930       5,359,497

COSTS AND EXPENSES
   Property operating expenses          461,239         491,552      2,954,333            -       3,445,885
   Corporate operating expenses         314,309         514,653              -      525,504       1,040,157
   Depreciation and amortization        103,267         112,800        540,420     (240,314)        412,906
   Interest                             168,803         190,260      1,082,959            -       1,273,219
                                     ----------      ----------     ----------    ---------     -----------
       Total costs and expenses       1,047,618       1,309,265      4,577,712      285,190       6,172,167
                                     ----------      ----------     ----------    ---------     -----------
Net (loss) income                    $ (412,723)     $ (651,793)    $  120,383    $(281,260)    $  (812,670)
                                     ==========      ==========     ==========    =========     ===========
Net loss per share                                                                              $      (.08)
                                                                                                ===========
Weighted average number
   of shares outstanding                                                                         10,725,000
                                                                                                ===========

See accompanying notes.

                          Homegate Hospitality, Inc.

                            Statement of Cash Flows

                                  (unaudited)

                                                       ESLP
                                                   -------------
                                                    PERIOD FROM
                                                    INCEPTION
                                                    (FEBRUARY 9,
                                                   1996) THROUGH
                                                   SEPTEMBER 30,
                                                       1996)
                                                   -------------
OPERATING ACTIVITIES
Net loss                                           $   (651,793)
Adjustments to reconcile net loss to
 net cash provided by operating activities
  Depreciation and amortization                         112,800
  Accrued interest added to                              70,000
     mortgage note payable
  Changes in operating assets
     and liabilities
  Accounts receivable                                  (652,418)
  Prepaid expenses                                      (93,389)
  Accounts payable                                    1,029,882
  Accrued expenses                                      411,923
  Payables to affiliates                                202,596
                                                   ------------
Net cash provided by operating
 activities                                             429,601
                                                   ------------

INVESTING ACTIVITIES
Acquisition of hotel facilities                     (30,004,529)
Acquisition of land                                  (6,049,645)
Additions to property and equipment,
 net of development                                  (1,284,775)
costs payable
Additions to other assets                              (754,698)
                                                   ------------
Net cash used in investing activities               (38,093,647)
                                                   ------------

FINANCING ACTIVITIES
Proceeds from mortgage note payable                  20,849,854
Payment of deferred loan costs                         (351,741)
Contributions from partners                          18,669,920
                                                   ------------
Net cash provided by financing
 activities                                          39,168,033
                                                   ------------

Net increase in cash and cash
 equivalents                                          1,503,987
Cash and cash equivalents at beginning
 of period                                                    -
                                                   ------------
Cash and cash equivalents at end of
 period                                            $  1,503,987
                                                   ============

See accompanying notes.

                          HOMEGATE HOSPITALITY, INC.


                         Notes to Financial Statements
                                  (unaudited)

                              September 30, 1996



1. ORGANIZATION AND BASIS OF PRESENTATION

Homegate Hospitality, Inc. (the "Company") was organized in Delaware on August 16, 1996. The Company had minimal operations through September 30, 1996, therefore, no statements of operations or cash flows for the Company are included herein. The Company was capitalized with the issuance of 10 shares of common stock to Extended Stay Limited Partnership ("ESLP"). The Company was formed to continue the extended-stay lodging facility development, acquisition, and management operations of ESLP, and to acquire, develop and maintain certain extended-stay lodging facilities throughout the United States.

ESLP, a Delaware limited partnership, was formed on February 9, 1996, by ESH Partners, L.P. ("Crow") and JMI/Greystar Extended Stay Partners, L.P. ("Greystar"), as the general partners, and various limited partners. Prior to its acquisition of Westar (see Note 4), ESLP owned one hotel facility, Studio Suites, which began operations in June 1996.

Subsequent to September 30, 1996, ESLP was merged with and into the Company (see
Note 8). Accordingly, the financial statements of ESLP, the predecessor to the Company, for the three months ended September 30, 1996 and for the period from inception (February 9, 1996) through September 30, 1996, have been included herein.

The financial statements included herein have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all disclosures required under generally accepted accounting principles for complete financial statements. Reference is made to the audited financial statements of Homegate Hospitality, Inc. as of August 22, 1996 and of its predecessor, Extended Stay Limited Partnership, as of June 30, 1996 and for the period from inception (February 9, 1996) through June 30, 1996 included in the Form S-1 Registration Statement of Homegate Hospitality, Inc. (file no. 333-11113) declared effective on October 23, 1996 with respect to significant accounting and financial reporting policies as well as other pertinent information of Homegate and ESLP. The financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES MATTERS

The Company was formed as a Subchapter C corporation and, as such, will be subject to federal and any applicable state income taxes.

Under present income tax laws, ESLP is not subject to federal income taxes; therefore, no taxes have been provided in the accompanying financial statements. The partners are to include their respective share of ESLP income or losses in their individual tax returns.

REVENUE RECOGNITION

Room revenue and other income are recognized when earned, utilizing the accrual method of accounting.

CASH AND CASH EQUIVALENTS

The Company and ESLP consider all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

PROPERTY AND EQUIPMENT

ESLP capitalizes costs directly related to the acquisition, renovation or development of property and equipment while maintenance and repairs are charged to operating expense when incurred. Property and equipment is recorded at cost. The building and improvements and furniture and fixtures are depreciated over their estimated useful lives, which are 40 years and 7 years, respectively, using the straight-line method.

DEFERRED LOAN COSTS

ESLP has incurred costs in obtaining financing. These costs have been deferred and are amortized over the life of the loan.

OTHER ASSETS

Other assets include site deposits, preacquisition and development costs, pre-opening costs, organization costs and ESLP's investment in the Company.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Site deposits have been paid to escrow agents in conjunction with executed purchase agreements, whereby ESLP is considering the purchase of certain land parcels.

Preacquisition and development costs related to the acquisition of property sites are capitalized when it is probable that a site will be acquired and are reclassified to property and equipment upon acquisition. In the event the acquisition is not consummated, the costs are expensed.

Compensation, promotional costs and other costs relating to the opening of new properties are capitalized. Amortization is provided using the straight line method over a twelve-month period.

Organization costs of $79,088 incurred in conjunction with the formation of ESLP have been capitalized and are being amortized over sixty months using the straight-line method. Accumulated amortization for organization costs was $8,826 at September 30, 1996.


3. PROPERTY AND EQUIPMENT (CONTINUED)

At September 30, 1996, property and equipment of ESLP consists of the following:

          Land                                   $11,779,721
          Buildings and improvements              23,854,093
          Furniture, fixtures, and equipment         594,987
          Construction in progress                 1,406,363
                                                 -----------
                                                  37,635,164

          Less accumulated depreciation               91,908
                                                 -----------
                                                 $37,543,256
                                                 ===========

On February 15, 1996, ESLP acquired a land parcel in Phoenix, Arizona, and on May 24, 1996, acquired a land parcel in Denver, Colorado, on which construction of hotel facilities has begun as of September 30, 1996. Additionally, on May 31, 1996, ESLP acquired Studio Suites in Grand Prairie, Texas. Operations of Studio Suites commenced during June 1996 and are reflected in the accompanying statement of operations.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


3. PROPERTY AND EQUIPMENT (continued)

During the three months ended September 30, 1996, the Company acquired one parcel of land in Dallas, Texas, for future development of a hotel facility. Additionally, the Company acquired two parcels in Kansas, both of which are under development for hotel construction. As of September 30, 1996, the Company has entered into agreements, letters of intent, contracts, or other arrangements to purchase eight additional land parcels.

The hotel facilities are being developed by a limited partner of ESLP under an agreement that expires at the earlier of the completion of the sixtieth hotel or December 31, 1998.


4. ACQUISITION OF WESTAR

On September 6, 1996, ESLP acquired five extended-stay hotels operating under the name Westar Suites ("Westar"). The acquisition was accounted for as a purchase with the excess of the purchase price over the net book value of the Westar assets acquired allocated to property and equipment. the unaudited ESLP statement of operations for the three months ended September 30, 1996 includes the operations of Westar from the date of acquisition.

The historical operations of Westar from February 9, 1996, the inception of ESLP, through September 5, 1996, have been separately reported in the accompanying statements of operations since these operations are reflected in the pro forma results of operations of the Company (see Note 7).


5. MORTGAGE NOTES PAYABLE

ESLP has entered into a Master Loan Agreement (the "Note") with Bank One, Arizona. The Note provides up to $30 million in construction/mini-perm mortgage loans for the acquisition and development of land and hotel facilities for up to five years. A loan (the "Loan") was committed under the Note in connection with the acquisition of Studio Suites. The Loan, secured by Studio Suites, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (8.75% at September 30, 1996), and requires interest payments for the first twelve months of the Loan, followed by monthly principal and interest payments based upon a fifteen year amortization until maturity, June 1, 1998. The outstanding balance at September 30, 1996, includes $2,847,930 of

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


5. MORTGAGE NOTES PAYABLE (CONTINUED)

original principal borrowed and $70,000 of accrued interest added from an interest reserve. No further amounts are expected to be drawn under the Loan.

In connection with the acquisition of Westar, ESLP assumed an $18,100,000 mortgage note due to Nomura Asset Capital Corporation, with interest at 9.71% through January 11, 2011 and the greater of 14.71% or the Treasury Rate plus 9% thereafter. The note is due in monthly installments of $160,789, including interest, commencing February 1996 through January 2021, and is secured by the Westar hotel properties and improvements.

The mortgage note payable to Nomura Asset Capital Corporation does not allow for prepayment of the debt until January 11, 2011, except by providing the lender with U.S. obligations that produce payments which replicate the payment obligations of the Company under the note. This restriction represents a substantial prepayment penalty. On or after January 11, 2011, the loan can be prepaid at any time with no prepayment penalty.


6. PARTNERS' CAPITAL

Greystar and Crow each made additional capital contributions to ESLP of $6,137,500 during the three months ended September 30, 1996, and are each required to contribute an additional $665,040.

No distributions were made for the three months ended September 30, 1996.


7. PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma balance sheet of the Company is presented as if the merger of ESLP into the Company and the public offering (see Note 8) had occurred on September 30, 1996. The unaudited pro forma balance sheet is not necessarily indicative of what the actual financial position would have been at September 30, 1996, nor does it purport to represent the future financial position of the Company.

The unaudited pro forma statement of operations of the Company for the period from inception of ESLP (February 9, 1996) through September 30, 1996 is presented as if the merger of ESLP into the Company, the acquisition of Westar and the public offering had

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)

7. PRO FORMA FINANCIAL INFORMATION (CONTINUED)

occurred on February 9, 1996, and includes the effects of certain adjustments, including an increase in corporate operating expenses for compensation relating to the award of shares of common stock, a one-time hotel management fee, and additional costs of operating as a public company. The unaudited pro forma statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the period, nor does it purport to represent the results of operations of the Company for any future periods.


8. SUBSEQUENT EVENTS

PUBLIC OFFERING

On October 24, 1996, the Company completed an initial public offering (the "Offering") of 4,325,000 common shares at a price of $11.50 per share. Net proceeds from the public offering were $46,255,875 (before offering costs). The proceeds from the public offering will be used to fund the development of extended-stay hotels and for other general corporate purposes, including the acquisition of existing extended-stay hotels or other properties that are suitable for conversion to the Company's extended-stay concept.

MERGER OF ESLP INTO HOMEGATE

Immediately prior to the completion of the Offering, ESLP was merged with and into the Company. The then capital partners of ESLP contributed to the Company amounts remaining due on their initial obligation to contribute $20 million to ESLP ($1.33 million remaining) and the Company succeeded to all of the assets and liabilities of ESLP. In consideration thereof, the Company issued 6,400,000 shares of common stock which constitute 59.7% of the common shares outstanding after the Offering.

SIGNIFICANT LAND PURCHASES AND DEVELOPMENT

Subsequent to September 30, 1996, the Company has entered into agreements, letters of intent, contracts, or other arrangements to purchase nine additional land parcels for development of extended-stay hotel facilities. Additionally, the Company completed the acquisition of a parcel of land in Phoenix, Arizona, and began construction on a Dallas, Texas site.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)



8. SUBSEQUENT EVENTS (CONTINUED)

PROMISSORY NOTES AND RELATED COMMITMENTS

Subsequent to September 30, 1996, the Company loaned $1,850,500 to two related parties (that are unaffiliated with the Company) for the purchase of two parcels of land in Austin, Texas, on which extended-stay hotel facilities are to be developed. The Company is in the midst of negotiating with such parties the final terms of an agreement pursuant to which the Company would acquire the hotels upon completion for a total of $14,100,000. The Company has executed an agreement with an affiliate of such parties to purchase the existing InnHome America extended-stay hotel in Austin, Texas, for a purchase price of approximately $7,700,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Homegate Hospitality, Inc. ("Homegate") was incorporated in August 1996, to succeed to the business of Extended Stay Limited Partnership ("ESLP"), which was organized in February 1996 to become a provider of high quality mid-price extended-stay hotels. In October 1996, ESLP was merged into Homegate, in exchange for 6,400,000 shares of common stock. Hereinafter, Homegate and its predecessor, ESLP, are collectively referred to as the "Company." On October 29, 1996, the Company completed an initial public offering of 4,325,000 common shares at $11.50 per share.

During the period from its inception through September 30, 1996, the Company hired its initial employees, engaged in concept and product design, market study and site selection activities, and acquired its first properties. The Company currently has 13 employees and is planning on adding six to eight additional employees during the first quarter of 1997.

On May 31, 1996, the Company purchased Studio Suites, a 139-unit extended-stay facility located in Grand Prairie, Texas. The property opened for business on June 17, 1996.

On September 6, 1996, the Company acquired beneficial ownership of five hotels ("Westar"). The hotels are located in San Antonio (two), El Paso, Amarillo, and Irving, Texas. The hotels contain a total of 622 units and are to be renovated to the quality standards of Homegate's prototype and operated under the Homegate banner as extended-stay facilities.

As of September 30, 1996, the Company had commenced construction of extended-stay hotels on land parcels in Phoenix, Arizona (139 units), Denver, Colorado, (143 units), Lenexa, Kansas (117 units), and Overland Park, Kansas, (133 units). Additionally, the Company had eight sites under contract, letters of intent, or other arrangements at September 30, 1996.

Subsequent to September 30, 1996, the Company began construction on a Dallas, Texas, site and purchased an additional site in Chandler, Arizona. The Company also has entered into contracts, letters of intent or other arrangements with respect to the acquisition of nine additional sites since September 30, 1996. The five sites currently under construction are expected to be completed at various dates in 1997, and the Company plans to commence construction on an additional 25 sites in 1997. In addition, at December 9, 1996, the Company is in various stages of evaluating another 34 land parcels for potential purchase.

Subsequent to September 30, 1996, the Company loaned $1,850,500 to two related parties (that are unaffiliated with the Company) for the purchase of two parcels of land in Austin, Texas, on which extended-stay hotel facilities are to be developed. The Company is in the midst of negotiating with such parties the final terms of an agreement pursuant to which the Company would acquire the hotels upon completion for a total of $14,100,000. The hotels are being developed in conformity to the quality standards and design of the Homegate prototype.

The Company has executed an agreement with an affiliate of such parties to purchase the existing InnHome America extended-stay hotel in Austin, Texas for approximately $7,700,000. The property consists of 149 rooms with 37 enjoying lakeside views. The property was renovated in early 1995 and flagged as a dedicated extended-stay hotel.

The Company will account for these acquisitions under the purchase method of accounting.


RESULTS OF OPERATIONS - HISTORICAL

PROPERTY OPERATIONS

ESLP's results of operations from inception through September 30, 1996 include the operations of the Studio Suites hotel in Grand Prairie which began operations on June 17, 1996, along with the operations of the five Westar hotels from the date of acquisition (September 6, 1996). The Westar hotels have not been, nor are they currently being, operated as extended-stay facilities.
The Westar hotels are currently undergoing renovation and refurbishment and will be operated as extended-stay facilities when complete.

Studio Suites average weekly room rates rose from $199 for the period from the facility's opening (June 17, 1996) through June 30, 1996 to $207 for the third quarter of 1996. Average monthly occupancy rose from 44.5% in June to 53.6% in September reflecting the recent commencement of operations. Revenue per available hotel room ("REVPAR"), on a weekly basis, rose from $89.32 for the period from the facility's opening (June 17, 1996) through June 30, 1996 to $102.13 for the third quarter.

The Westar hotels posted average occupancies of 63% and REVPAR of $28.52 on a daily basis for the 25-day period from September 6, 1996 through September 30, 1996, but were not operated as extended-stay hotels.

The operating properties generated $634,895 in revenue for the three months ended September 30, 1996, and $657,472 for the period from inception through September 30, 1996. Property operating expenses were $461,239 or 73% of revenue for the three months ended September 30, 1996, reflecting the recent commencement of operations for Studio Suites and the full service approach for the Westar Hotels. Property operating expenses include salaries and wages, administrative, advertising, repairs and maintenance, energy, property taxes, insurance and property management fees.

INTEREST

Interest expense reflects the interest on the Studio Suites mortgage from May 31, 1996 through September 30, 1996, as well as interest from September 6, 1996 through September 30, 1996 on the mortgage secured by the Westar hotels.

CORPORATE OPERATIONS

Corporate operating expenses include all expenses related to the administration of the corporate offices and all expenses not directly related to individual developments and hotels. Corporate operating expenses for the three months ended September 30, 1996 and for the period from inception through September 30, 1996 were $314,309 and $514,653, respectively. Increased corporate operating expenses relate to the increase in corporate personnel needed to effectuate the Company's growth plans. This trend should continue into 1997 as the Company expands.

RESULTS OF OPERATIONS - PRO FORMA

The pro forma results of operations for the Company for the period from inception through September 30, 1996, reflect the historical results of operations of ESLP and Homegate, with adjustments for 1) the acquisition of Westar, 2) the Company's initial public offering, 3) the common stock awards made to employees and charged to compensation, 4) a one-time fee paid to the hotel management company and 5) additional costs of operating as a public company; as if the Westar acquisition, the public offering of stock and the common stock awards made to employees had occurred on February 9, 1996. The pro forma statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed at the beginning of the period, nor does it purport to represent the results of operations of the Company for any future periods.

On a pro forma basis, the Company incurred a loss of $.08 per share for the period from inception through September 30, 1996, based on 10,725,000 shares outstanding after the public offering.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, ESLP and Homegate had cash and cash equivalents of $1,503,987 and $3,430, respectively. In October 1996, the Company received proceeds from the Initial Public Offering totaling $46,255,875. The cash proceeds are currently deposited in a money market account invested in Treasury obligations.

The Company plans to fund its development of additional extended-stay hotels with available cash, cash generated from operations, and borrowings under the existing Bank One Arizona Mortgage Facility of $30 million. The Company believes that the cash and the available line of credit under the $30 million facility is sufficient to complete the five hotels under construction as of December 9, 1996, the refurbishment of the five Westar hotels and 8 more projects under development. Future growth will require the Company to secure additional credit facilities, issue corporate debt instruments or raise funds through additional public offerings.

The Company has obtained a commitment from Bank One Arizona to replace its existing facility of $30 million with a $90 million master line of credit. The establishment of the master line of credit is subject to the negotiation of mutually satisfactory definitive documentation, to the lender's final credit committee approval and to syndication of the credit, and the Company's ability to borrow thereunder may be limited by its equity capital.

FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

The Company's future results of operations may be impacted by a number of factors. Among such factors are local, regional and national economic conditions, competition from other lodging properties, changes in real property tax rates and in the availability, cost and terms of financing, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war and adverse changes in zoning laws.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statement made in Item 2 with respect to the Company's expectation of completing during 1997 the construction on the five sites currently under construction is subject to the risks of weather-induced construction delays. The forward looking statement made in Item 2 with regard to the Company's plans to commence construction on an additional 25 development sites during 1997 is subject to the risks of the Company's ability to identify, negotiate the acquisition of and close on such sites (to the extent it has not already done so) in a timely fashion, the risks associated with various entitlements processes, the risks of inclement weather and the risks associated with the Company's ability to obtain the required equity and debt capital (to the extent it has not already done so).

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             Exhibit No.        Description
             -----------        -----------

                 27 Article 5 Financial Data Schedule for the Three Months Ended September 30, 1996.

        (b)  Reports on Form 8-K:

             The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HOMEGATE HOSPITALITY, INC.


                           By: /s/ ROBERT A. FAITH
                              --------------------------------------
                             Robert A. Faith, President, Chief
                             Executive Officer and Chairman of
                             the Board (Principal Executive Officer)


                           By: /s/ TIM V. KEITH
                              --------------------------------------
                             Tim V. Keith, Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Date: December 9, 1996