Form 10-K
period 1996-12-31
HOMEGATE HOSPITALITY INC
filed 1997-03-31
CIK 1021421

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                  ____________

                                   (Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the transition period from______________ to ______________

                        Commission file number  0-21509

                           HOMEGATE HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     75-0511313
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

111 Congress Avenue, Suite 2600
      Austin, Texas                                     78701

     (Address of principal                            (Zip Code)
      executive offices)


      Registrant's telephone number, including area code:  (512) 477-6400
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ___
                                              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate fair market value of the voting stock held by non-affiliates of the registrant as of March 29, 1997 was approximately $30,396,310. As of March 29, 1997, there were 10,725,000 outstanding shares of Common Stock of the Company.

     Portions of the registrant's Proxy Statement to be furnished to stockholders in connection with its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.   BUSINESS

          Homegate Hospitality, Inc.'s (together with its predecessors, the "Company") goal is to become a national provider of high quality extended-stay hotels in strategically selected markets located throughout North America. The Company is rapidly developing a chain of midprice extended-stay hotels under the HOMEGATE Studios & Suites brand name to capitalize on what management believes is a large and underserved market for extended-stay accommodations. This market includes business travelers, professionals on temporary work assignments, persons between domestic situations, and persons relocating or purchasing a home, who often desire accommodations for an extended duration. As of December 31, 1996, the Company owned seven hotels and had ten more under development. Additionally, the Company has 20 sites under contract with letters of intent and other arrangements. The Company's objective is to have approximately 65 extended-stay hotels open or under construction by December 31, 1998.

          The Company was recently founded by management and by affiliates of the following three entities: Trammell Crow Residential Company ("TCR"), one of the nation's leading developers of multi-family housing units with 22 regional offices; Greystar Capital Partners, L.P. ("Greystar"), a private investment company with substantial multi-family housing development and construction expertise; and Crow Realty Investors d/b/a Crow Investment Trust ("Crow"), the real estate investment arm of the various descendants of Mr. and Mrs. Trammell Crow and various corporations, partnership trusts and other entities beneficially owned or controlled by such persons known collectively as the Crow Family. In TCR, Greystar, and Crow, the Company brings together extensive experience in developing, constructing and managing properties on a national scale and in structuring, financing and executing national real estate investment programs. The Company has entered into a master development agreement with a partnership (the "Developer Partnership"), comprised of TCR and Greystar (the "Developer Affiliates"), to provide site selection, construction and development services to the Company as it pursues its initial objective to open or begin construction on approximately 65 hotels by December 31, 1998 (the "Initial Hotel Program"). Management believes the Developer Affiliates' expertise and local market presence will significantly enhance the Company's ability to execute its Initial Hotel Program, while minimizing the Company's development costs and administrative overhead.

          The Company also has entered into a master management assistance agreement (the "Management Agreement") with a subsidiary of Wyndham Hotel Corporation (together with its predecessors and affiliates "Wyndham"), which owns, operates or franchises more than 70 hotels in North America, to manage the Company's hotels pursuant to 10-year management contracts. Management believes that Wyndham's experience in managing and operating one of the nation's leading hotel chains will facilitate the Company's ability to provide consistently high quality accommodations and services to its guests, and that access to Wyndham's resources will reduce the Company's overhead expenses during its initial phase of operations. Although Wyndham owns no common stock, par value $.01 per share (the "Common Stock"), of the Company, over 48% of Wyndham's common stock is owned by the Crow Family. TCR, Greystar, Crow and their affiliates own approximately 60% of the outstanding Common Stock. See "Security Ownership of Beneficial Owners and Management."

          The Company's product strategy is to develop a well-recognized national brand under the HOMEGATE Studios & Suites name by offering consistent, high quality accommodations in a standard format, providing much of the value offered by limited service hotels with many of the added features and comforts of apartment living. HOMEGATE Studios & Suites hotels feature three functional room configurations, each with a fully-equipped kitchen, upscale residential-quality furnishings and accessories, and separated cooking, living, and sleeping areas. In addition, other amenities, such as weekly maid service, twice-weekly linen service, resident laundry facilities, direct telephone service with voice mail messaging and dataport capabilities, cable T.V., a business center and an exercise facility are also offered. See "--Product Concept."

          The Company was incorporated in August 1996 as a Delaware corporation to succeed to the business of a predecessor partnership. The Company's executive offices are at 111 Congress Avenue, Suite 2600, Austin, Texas 78701, and its telephone number is (512) 477-6400.

GROWTH STRATEGY

          The Company's growth strategy is to develop rapidly a chain of high quality, midprice extended-stay hotels by capitalizing upon its relationships with TCR, Greystar, Crow, and Wyndham. Although the Company expects that the construction and development of new extended-stay hotels will be its primary means of expansion, the Company may consider, as part of its growth strategy, franchising opportunities or future acquisitions of existing extended-stay hotels or other properties that are suitable for conversion to the Company's extended-stay concept. On December 31, 1996, the Company purchased a property located on Towne Lake, adjacent to the central business district in Austin, Texas. The Company regularly pursues and evaluates acquisition opportunities of extended-stay lodging facilities or facilities that may be converted to the Company's extended-stay lodging concept, and at any given time may be in various stages of evaluating such opportunities.

          Pursuant to the master development agreement, the Developer Partnership has agreed to develop up to 60 HOMEGATE Studios & Suites hotels, and that neither it, its partners, nor their respective affiliates will own, operate or develop a competing extended-stay facility, subject to certain exceptions, within the continental United States during the duration of such agreement.
This agreement will terminate upon the earlier of the commencement of the 60/th/ facility or December 31, 1998. Pursuant to this agreement, the Developer Affiliates' regional offices will, under the Company's direction, provide site sourcing, obtain entitlements and building permits, and provide construction, architectural and engineering oversight. In addition, individual affiliates of the Developer Affiliates will provide business asset guaranties for construction cost overruns on each project. The Company believes its utilization of the regional office network will produce competitive advantages and cost efficiencies in the Company's site selection, development and construction operations, by providing local expertise and minimizing the Company's development and administrative overhead costs during its Initial Hotel Program.

          The Company's developmental plan calls for identification of multiple markets in which construction can occur within the Company's targeted time frame and budget. The Company has developed a list of target markets and submarkets based upon local hotel market conditions, the availability of development sites and local construction capabilities, the existence of developmental barriers to entry, the overall health and growth trends of the local economies, and the presence of multiple corporate, residential and leisure travel demand generators. Having identified its target markets, the Company reviews each market to determine if operational efficiencies can be achieved by either locating its hotels close to existing Wyndham-managed hotels or by clustering two or more Company hotels within the market.

          In selecting sites within the Company's targeted markets, the Company considers demographics analysis, including surrounding population and employment data. The prototypical site includes the following attributes:


          . located close to an employment center (Fortune 500 companies and corporate headquarters preferred) and to a freeway or major traffic thoroughfare with good visibility;
          . located in a clean, accessible area that provides some buffer from noise generators and is close to restaurants and retail services;
          . located in an area with residential density; and . site size of approximately 2.5 to 3.0 acres that allows for the construction of 80 to 150 units.

     The Company has begun development of the following ten hotels:


                Size                   Location
                ----                   --------

          1.  139 unit facility    Phoenix, Arizona
          2.  143 unit facility    Denver, Colorado
          3.  117 unit facility    Lenexa, Kansas
          4.  133 unit facility    Overland Park, Kansas
          5.  136 unit facility    Dallas, Texas
          6.  131 unit facility    Phoenix, Arizona (Chandler)
          7.  120 unit facility    Austin, Texas (North)
          8.  120 unit facility    Austin, Texas (Northwest)
          9.  131 unit facility    Indianapolis, Indiana
         10.  82 unit facility     Houston, Texas (Stafford)

     As of December 31, 1996, the Company had contracted for 20 sites (the "Planned Hotels Sites") in eleven different states illustrated in the following schedule:


         Location                  Number of Sites
         --------                  ---------------

         Tampa, Florida                    1
         Denver, Colorado                  1
         Durham, North Carolina            1
         Portland, Oregon                  2
         Dallas, Texas                     2
         Las Vegas, Nevada                 1
         Indianapolis, Indiana             1
         Ft. Lauderdale, Florida           1
         Austin, Texas                     1
         Chicago, Illinois                 1
         Phoenix, Arizona                  2
         Orlando, Florida                  1
         Albuquerque, New Mexico           1
         Houston, Texas                    3
         Atlanta, Georgia                  1


          The purchase prices for these Planned Hotel Sites range from $600,000 to $1,500,000. The arrangements that the Company enters into for the purchase of potential hotel sites provide for numerous investigations and other due diligence, including environmental studies and title reports, prior to the acquisition of the real property. The Company reserves the right to terminate each contract if the results of its investigations and due diligence are not satisfactory. There can be no assurance that the Company will be successful in purchasing or developing any of the sites that are under contract or are subject to a letter of intent or other arrangement. However, the Company is currently evaluating a variety of sites for construction of HOMEGATE Studios & Suites hotels, and does not believe that the failure to acquire any or all of these sites currently under some form of purchase arrangement would have a material adverse effect upon its ability to complete its Initial Hotel Program.

          The Company currently operates a total of seven hotels located in the following areas: Austin, Texas on Towne Lake; Grand Prairie, Texas near Dallas/Fort Worth International Airport and Six Flags Amusement Park; Irving, Texas also near Dallas/Fort Worth International Airport; two in San Antonio, Texas located near the airport and Fiesta Park Amusement Center; El Paso, Texas; and Amarillo, Texas. The Austin and Grand Prairie hotels were purchased on December 31, 1996, and May 31, 1996, respectively. The other five hotels, referred to as the "Westar" hotels, were purchased on September 6, 1996. The Westar hotels contain an aggregate of 622 units, all of which are similar to the HOMEGATE Studios & Suites prototype. The Westar hotels are being renovated at an aggregate anticipated cost of $5.0 million to conform to the quality standards of the Company's prototype, and will be operated under the HOMEGATE Studios & Suites brand name. The Grand Prairie property contains 139 units and has been operated as an extended-stay hotel since its opening. The Austin Towne Lake property contains 149 units which enjoy views of the lake and downtown Austin. The Towne Lake property had been operated as an extended-stay property by the previous owner. The Company plans to "reflag" the property. The Company does not plan to renovate this property as it currently conforms to Homegate's quality standards.

PRODUCT CONCEPT

          Based on the Company's expected average weekly room rate of $280 to $500, the quality of its interior design elements and furnishings, the separation between cooking, sleeping and living areas, and the available amenities, management believes that HOMEGATE Studios & Suites hotels will offer a superior price/value relationship and appeal to extended-stay guests of both upscale and economy facilities. The Company believes that the extended-stay industry is currently segmented into three price categories with weekly room rates charged in the various categories as follows: less than $280 in the economy or budget category; greater than $280 and less than or equal to $500 in the midprice category; and more than $500 in the upscale category. The Company's hotels will generally offer extended-stay accommodations for average weekly rates between $280 and $500, but room rates at specific hotels may vary significantly depending upon local market factors. The Company's hotels are designed to compete primarily in the midprice segment of the extended-stay industry segment, and contain a variety of features that are attractive to the extended-stay guest, such as fully equipped kitchens, resident laundry facilities, twice-weekly linen service, weekly maid service, business centers and exercise facilities. The facilities consist of an apartment-style complex with two or three story buildings containing, on average, approximately 136 guest rooms. The Company utilizes both interior and exterior corridor building designs, depending primarily on local market standards, building codes and weather factors.

          The hotels typically feature three functional room configurations: studio, deluxe, and one bedroom. Management believes that the price/value relationship of its guest rooms is enhanced by offering the following features:

          . a fully equipped kitchen with full-size refrigerator, stove, microwave, coffee maker, dishwasher and cooking utensils;
          .  separate cooking, living and sleeping areas;
          .  residential-quality interior design elements;
          .  upscale furnishings and accessories;
          .  an oversized work desk;
          .  two telephone jacks with dataports;
          .  direct dial telephone with voice mail messaging;
          .  fax and copy services available to guests;
          .  cable TV; and
          .  a sleeper sofa.

OPERATIONS

     The Company's operating objective is to establish a well-organized national brand of extended-stay hotels, while maximizing operating performance. The Company intends to achieve its goals by (i) developing and offering consistent, high quality accommodations; (ii) capitalizing on the attractive operating characteristics of the extended-stay segment of the lodging industry; and (iii) leveraging Wyndham's significant hotel management expertise.

     Consistent Lodging Experience. The Company believes it will be able to create a well-recognized national brand under the HOMEGATE Studios & Suites name by creating a uniform high-quality lodging experience for its guests. Because the Company will own and Wyndham will manage each hotel, the Company will be better able to maintain a high level of consistency and quality at each hotel. Management believes that consistency and reliability in lodging experience are among the most important factors considered by midprice extended-stay guests in determining where to stay. Management believes that its focus on these factors will lead to higher level of customer satisfaction that will enable the Company to create a positive brand image for its hotels.

     Attractive Extended-Stay Operating Characteristics. The Company believes that the extended-stay industry segment offers superior property-level operating characteristics when compared with other segments of the lodging industry. Extended-stay hotels typically experience longer average guest stays than traditional hotels, resulting in higher average occupancies and a more stable revenue stream. The Company will require minimum stays of one week at its hotels, and will provide daily rates only after the minimum stay requirement has been satisfied.

     In addition, the staffing levels of extended-stay hotels are much lower than those of traditional hotels, because many labor intensive services offered by full-service hotels are de-emphasized or excluded entirely, resulting in lower labor costs. At the Company's hotels, there will be no food and beverage services and limited common area amenities. The front desk will typically offer a limited operating schedule (7:00 a.m. to 9:00 p.m. Monday through Friday plus 9:00 a.m. to 1:00 p.m. Saturday and 1:00 p.m. to 5:00 p.m. Sunday). Voice mail messaging will eliminate the need for a telephone switchboard. The Company has developed a system to allow for after-hours check-in, eliminating the need for 24-hour front desk operations. Housekeeping services will be offered weekly, and linen service is available twice weekly. Several common area amenities that do not substantially increase operating expenses will be included, such as an exercise room, resident laundry, and a business center.

     Wyndham Hotel Management. Pursuant to the Management Agreement, Wyndham has agreed to manage up to 60 Company hotels, each pursuant to a 10-year management contract. Each Company hotel will have a Wyndham hotel manager, who will share administrative responsibilities with and oversee a Wyndham-employed and trained staff generally consisting of approximately 10 employees. Wyndham's hotel managers typically consist of college educated, career-oriented individuals. The Company believes that Wyndham-trained hotel managers will provide consistent, high quality service and will assist the Company in achieving operating efficiencies. In particular, management believes that Wyndham's expertise will be particularly beneficial in helping the Company's hotels quickly achieve normalized occupancy levels. In addition, Wyndham will provide the Company with market research, a preferred vendor program, a proprietary property management software system, and national and local marketing efforts.

     The Company's strategy includes leveraging Wyndham's national and local marketing efforts to market its hotels. The Company believes that direct sales will be one of the Company's primary marketing tools, and will utilize Wyndham's "push-pull" approach to marketing, where appropriate.

     . The "push" refers to Wyndham's national marketing efforts, which include among other things, calling programs of frequent travelers and national corporate travel departments, and marketing major travel agencies. The Wyndham National Sales Office has more than 20 sales people and offices in Chicago, Los Angeles, Dallas, New York and Washington, D.C., and will attempt to generate business on behalf of the Company. Wyndham will provide these services pursuant to the Management Agreement and will receive a fee for business generated.

     . The "pull" refers to property-specific marketing efforts both before and after a facility has opened. Prior to opening, Wyndham will conduct a marketing program to establish relationships with likely users of the facility, such as human resource personnel or travel executives at local corporations, local realtors and other lodging demand generators. After the grand opening, the manager of each hotel will be responsible for maintaining these relationships and generating new prospects, as well as direct mailings, fliers, and local advertising.

     In markets with existing Wyndham-managed hotels, each of the Company's local managers will attend weekly sales meeting with the sales organization of the Wyndham hotel. The marketing representatives of the Wyndham hotels will also be trained to refer extended-stay demand to the Company's hotels, as well as to refer leads to the Company's local hotel manager.

     The Company believes that the management and additional services furnished by Wyndham will provide it with competitive advantages over other extended-stay hotel companies, although the Company's hotels will not be operated under the Wyndham name.

INDUSTRY OVERVIEW

     Traditional Lodging Industry. The U.S. Lodging industry is estimated to have generated approximately $52.7 billion in annual room revenues in 1995 and to have had approximately 3.3 million rooms at the end of 1995. Industry statistics, which the Company believes to be reliable, indicate that the U.S. lodging industry's performance is strongly correlated to economic activity.
Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates. The recession in 1990 and 1991 compounded the negative effects of the overbuilding in the mid- and late-1980s, and led to depressed industry performance and a lack of capital available to the industry in the early-1990s.

     The Company believes that the lodging industry has benefited from a gradually improving supply and demand balance, evidenced by increased average daily room and occupancy rates in recent years. Room supply growth in the lodging industry slowed in the early-1990s and has rebounded in recent years, but demand continues to grow faster than supply. According to industry reports, which the Company believes to be reliable, supply growth was 1.1% in 1993, 1.4% in 1994, and 1.6% in 1995. This slow supply growth, coupled with 3.3%, 4.1% and 2.9% increases in demand (measured by occupied rooms) in 1993, 1994 and 1995, respectively, reflects an improved supply and demand balance in the industry. Management believes that these factors have led to an increase in average daily room rates from $61.85 in 1993 to $64.24 in 1994 and to $67.34 in 1995 and
increases in the industry average occupancies as shown below.

     Extended-Stay Category. The extended-stay category (defined as hotel suites with full kitchens) is one of the most rapidly growing sectors of the U.S. lodging industry. From 1990 through 1995, the compounded annual growth rate in occupied rooms in dedicated extended-stay hotels was 7.2% compared with 2.1% for the overall U.S. lodging industry, while the compounded annual growth rate in room supply was 5.3% compared with 1.0% for the overall U.S. lodging industry. However, the vast majority of the dedicated extended-stay hotel rooms developed during this period were in the upscale segment of the extended-stay category. As shown below, average occupancy rates for extended-stay hotel chains have exceeded such rates in the overall U.S. lodging industry for each of the previous six years, and extended-stay hotel chains have achieved an 80% or greater occupancy level during each of the past three years.

                                          YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                  1990   1991   1992   1993   1994   1995
                                  -----  -----  -----  -----  -----  -----

Average Occupancy Rates:
Extended-Stay Hotel Chains (1)    73.9%  73.4%  76.7%  80.0%  81.3%  80.9%
All U.S. Lodging Industry (1)     62.4%  60.6%  61.6%  63.0%  63.0%  65.4%

---------------
(1) Occupancy rates were provided by Smith Travel Research. Includes Homestead Village(R), Villager Lodge(R), Studio Plus(R), Lexington Hotel Suites(R), Hawthorn Suites(R), Homewood Suites(R), Residence Inn(R), Summerfield Suites(R), and Woodfin Suites(R).

     Based on 1995 industry statistics, which the Company believes to be reliable, the size of the demand for extended-stay lodging compares favorably to the limited supply of dedicated extended-stay rooms, especially in the midprice segment of the extended-stay category. In 1995, extended-stay guests (defined as those guests staying five or more nights) accounted for a total of 175.1 million room nights, or 15.8% of the total number of room nights that were accommodated by hotel and non-hotel facilities in the United States. Of these
175.1 million extended-stay room nights, 79%, or 137.8 million room nights, were accommodated at hotels, 11%, or 19.1 million room nights, in apartments or apartment complexes, and 10%, or 18.2 million room nights, in other types of accommodations, such as bed and breakfast inns, timeshares and cruises. Of these 137.8 million room nights, only 6 to 9% (8.3 million to 12.4 million) of the room nights generated by extended-stay guests at hotels were accommodated by extended-stay hotel chains. Management believes that the extended-stay hotel chains' limited penetration of the extended-stay room demand in 1995 was partly due to the limited number of dedicated extended-stay facilities in operation in 1995. Of the approximately 3.3 million total available rooms in the U.S. lodging industry at the end of 1995, approximately 51,100, or only 1.5%, were extended-stay rooms at approximately 445 dedicated extended-stay facilities. Of these 445 dedicated extended-stay facilities, approximately 320, or 72%, operated in the upscale segment of the extended-stay market, while approximately 25, or 5.6%, operated in the midprice segment of the extended-stay category.
The sources of the industry information set forth above were Smith Travel Research and D.K. Shifflet, who have not consented to the use of the data presented in this report.

     In addition, management believes that the disparity between demand and supply for extended-stay facilities in 1995 was greater for the midprice segment of the total extended-stay category. In 1995, extended-stay guests who were accommodated at hotels represented approximately 378,000 daily occupied rooms, while the total number of available dedicated extended-stay rooms consisted of only approximately 51,100. Of these 378,000 daily occupied rooms, approximately 164,000 represented rooms occupied in the midprice range, while the total number of available dedicated extended-stay, midprice rooms consisted of approximately 1,800. As a result, management believes that favorable growth opportunities exist in the midprice segment of the extended-stay category for the near term.

COMPETITION

     The U.S. lodging industry is highly competitive. Competition in the U.S. lodging industry is based generally on convenience of location, price, range of services and guest amenities offered, and quality of customer service. Each of the Company's facilities will be located in a developed area that includes competing lodging facilities. The Company believes the location of its hotels, the high quality of its accommodations, the reasonableness of its room rates, and its services and guest amenities will be among the most important factors in its business. Demographics or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain hotels, which would adversely affect their operations.

     The Company anticipates that competition within the extended-stay industry segment will increase substantially in the foreseeable future. In the midprice category of the extended-stay industry segment, several other lodging chains and developers have recently announced plans to develop or are currently developing extended-stay hotels which may compete with the Company's hotels. The Company may compete for guests and for development sites with certain of these entities and other entities which have greater financial resources and brand awareness than the Company and better relationships with lenders and real estate sellers. Further, there can be no assurance that new or existing competitors, including traditional hotels with nationally recognized brand names, will not significantly lower rates or offer greater convenience, services, or amenities or significantly expand or improve facilities in a market in which the Company's facilities compete, thereby adversely affecting the Company's operations.


ENVIRONMENTAL MATTERS

     Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal of or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances or the failure to remediate properly such substances, may adversely affect the owner's ability to sell real estate or to borrow using such real estate as collateral. In connection with the ownership of its properties, the Company may be potentially liable for any such costs.

     The Company has obtained recent Phase I Surveys on its existing properties and intends to obtain Phase I Surveys prior to the purchase of any future properties. The Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

     The Phase I Surveys have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations, or liquidity, nor is the Company aware of any such liability or concern. Nevertheless, it is possible that Phase I Surveys will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which the Company will not be aware. Moreover, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Company's existing and future properties will not be affected by the condition of the neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

GOVERNMENTAL REGULATION

     The lodging industry is subject to numerous federal, state and local government regulations including those relating to building and zoning requirements. Many states also regulate the licensing of hotels by requiring registration, disclosure statements, and compliance with specific standards of conduct. In addition, the Company is subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Recent amendments to the minimum wage laws went into effect in October 1996 which increased the Company's labor costs. The Company believes that all of its hotels have the necessary permits, approvals and licenses to operate their respective business and that collectively they comply with the applicable employment laws, and the Company intends to continue to comply with such laws and regulations. A change in such building, zoning, or licensing requirements or a further increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially and adversely affect the Company.

     Under the Americans With Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that all of its hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the facilities, including changes to building codes and fire and life-safety codes, may occur. If the Company were required to make substantial modifications at its hotels to comply with the ADA or other governmental rules and regulations, the Company's financial condition and ability to develop or acquire new hotels could be materially and adversely affected.

TRADEMARKS

     The Company has registered its name and service mark as "HOMEGATE Studios & Suites" with the United States Patent and Trademark office. In addition, the Company may have certain common law rights to the Westar Suites and InnHome America trade names.

LIABILITY INSURANCE

     The Company currently has the types and amounts of insurance coverage that it considers appropriate for a company in its business. While management believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding limits of its insurance coverage or for claims beyond the scope of its insurance coverage, the Company's business, results of operations, and financial condition could be materially and adversely affected.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately eighteen people. The Company expects that it will add additional employees as it expands its business. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.


Item 2.   PROPERTIES

          On May 31, 1996, the Company purchased Studio Suites, a 139-unit extended-stay facility located in Grand Prairie, Texas. The property opened for business on June 17, 1996.

          On September 6, 1996, the Company acquired beneficial ownership of five hotels (the "Westar hotels"). The Westar hotels are located in San Antonio
(two), El Paso, Amarillo, and Irving, Texas. These hotels contain a total of 622 units and are being renovated to conform to the quality standards of the HOMEGATE prototype. The Company intends to operate the Westar hotels under the HOMEGATE banner as extended-stay facilities.

          The Company purchased the existing InnHome America extended-stay hotel in Austin, Texas for $7,700,000 on December 31, 1996. The property consists of 149 rooms with 37 enjoying lakeside views. The property was renovated in early 1995 and flagged as a dedicated extended-stay hotel. The InnHome America property had no operating history under the HOMEGATE name during 1996.

          As of December 31, 1996, the Company had commenced development of extended-stay hotels on land parcels in Phoenix, Arizona (139 units), Denver, Colorado (143 units), Lenexa, Kansas (117 units), Overland Park, Kansas (133 units), Dallas, Texas (136 units), Austin, Texas (two sites with 120 units each), Phoenix, Arizona (131 units), Houston, Texas (82 units) and Indianapolis, Indiana (131 units).

          The Company has entered into contracts, letters of intent or other arrangements with respect to the acquisition of twenty additional sites and is evaluating other sites for potential acquisitions. The ten sites currently under development are expected to be completed and operating at various dates in 1997. The Company intends to commence development on additional sites in 1997.

          The Company has lent $1,900,500 to two related parties (that are unaffiliated with the Company) for the purchase of two parcels of land in Austin, Texas, on which extended-stay hotel facilities are being constructed. The Company is negotiating the final terms of an agreement pursuant to which the Company would acquire the hotels upon completion for a total price equal to the lesser of $14,100,000 or actual cost. The hotels are being developed in conformity to the quality standards and design of the HOMEGATE prototype and are included in the ten sites under development described above.

          The Company will account for these acquisitions under the purchase method of accounting.


Item 3.  LEGAL PROCEEDINGS

          The Company is not a party to any litigation or claims, other than routine matters incidental to the operation of the business of the Company. To date, no claims have had a material adverse effect on the Company nor does the Company expect that the outcome of any pending claims will have such an effect.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) Prior to the Company's initial public offering, a written consent in lieu of special meeting of the sole stockholder of the Company, dated October 17, 1996 was executed by such stockholder.

       (b) The following matters were approved by the sole stockholder of the Company in the written consent:

          (i) The adoption and approval of the merger agreement and all of the transactions contemplated thereby (the "Formation Transaction"), pursuant to which Extended Stay Limited Partnership, a Delaware limited partnership ("ESLP"), was merged with and into the Company in consideration of the issuance of 6,386,087 shares of Common Stock.

          (ii) The adoption of the Homegate Hospitality, Inc. 1996 Long-Term Incentive Plan (the "1996 Plan"), pursuant to which the compensation committee of the Board of Directors may award stock options or restricted stock awards to employees and advisors of the Company or any of its subsidiaries. The maximum number of shares of Common Stock that may be awarded under the 1996 Plan is initially 750,000, and will automatically increase by 100,000 on each anniversary of October 24, 1996 through the fifth such anniversary. Accordingly, the maximum number of shares that may be awarded under the plan will be 1,250,000 shares of Common Stock.

          (iii) The adoption and approval of indemnification agreements for each of the current and future officers and directors of the Company.

                                    PART II

Item. 5              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the Nasdaq National Market under the symbol "HMGT."

         The following table sets for the range of high and low bid prices for the Company's Common Stock as reported by the Nasdaq National Market for the period of October 24, 1996 through December 31, 1996.


                                1996
                             High    Low
                            -------------
October 24 - December 31    $12.25  $6.75


         At March 19, 1997, the number of record holders of the registrant's Common Stock was 40.

         During 1996 the Company paid no dividends. The Company intends to retain its earnings to finance its growth and for general purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, future financing agreements may contain limitations on the payment of cash dividends or other distributions of assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

Item 6.
                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

          The selected financial data set forth below has been derived from the financial statements of the Company for the period from inception (February 9, 1996) through December 31, 1996. The selected financial data should be read in conjunction with the financial statements and related notes thereto contained elsewhere herein.

                                  THE COMPANY

                                                            Period from Inception
                                                             (February 9, 1996)
                                                           through December 31, 1996
                                                         -----------------------------
OPERATING DATA:
Revenue............................................                   $     2,690
Property operating expenses........................                         1,676
Corporate operating expenses.......................                           951
Depreciation and amortization......................                           344
Interest expense...................................                           585
                                                                      -----------
Net loss...........................................                   $      (866)
                                                                      ===========
Pro forma net loss per share.......................                         $(.08)
Pro forma weighted average number of shares
 outstanding.......................................                    10,725,000

OTHER DATA:
EBITDA(1)..........................................                   $        63
                                                                      ===========

Cash flows provided by (used in):
  Operating activities.............................                   $      (717)
  Investing activities.............................                       (35,808)
  Financing activities.............................                        68,001

                                                                   December 31, 1996
                                                                   -----------------

BALANCE SHEET DATA:
Cash and cash equivalents..........................                   $    31,476
Property and equipment, net........................                        51,107
Total assets.......................................                        88,533
Total debt.........................................                        21,387
Total stockholders' equity.........................                        64,688

(1) EBITDA means operating income before mortgage and other interest, income taxes, depreciation and amortization. EBITDA does not represent cash from operating activities in accordance with GAAP, is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund cash needs. The Company has included EBITDA herein because the Company believes that it is one measure used by certain investors to determine operating cash flow. EBITDA, as calculated above, may not be comparable to other similarly titled measures of other companies.

Item 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


GENERAL

          Homegate Hospitality, Inc. ("Homegate") was incorporated in August 1996, to succeed to the business of Extended Stay Limited Partnership ("ESLP"), which was organized in February 1996 to become a provider of high quality midprice extended-stay hotels. In October 1996, ESLP was merged into Homegate, in exchange for 6,386,087 shares of Common Stock. Hereinafter, Homegate and its predecessor, ESLP, are collectively referred to as the "Company." On October 24, 1996, the Company completed an initial public offering of 4,325,000 shares of Common Stock at $11.50 per share.

          During the period from inception through December 31, 1996, the Company hired its initial employees, engaged in concept and product design, market study and site selection activities, and acquired its first properties. The Company had 18 employees at December 31, 1996 and plans to add between five and ten more employees in 1997.

RESULTS OF OPERATIONS - HISTORICAL

PROPERTY OPERATIONS

          Homegate's results of operations include ESLP from February 1996, through October 1996, along with the operations of the five Westar hotels from the date of acquisition (September 6, 1996). The Studio Suites hotel in Grand Prairie began operations on June 17, 1996. The Westar hotels have not been, nor are they currently being, operated as extended-stay facilities. The Westar hotels are currently undergoing renovation and refurbishment and will be operated as extended-stay facilities when such renovations are completed.

          Annual "REVPAR" for the Company was $23.05 computed on a daily basis. Occupancy was 56.4% with an average daily rate ("ADR") of $40.90. The fourth quarter REVPAR dropped to $22.55 from $25.84 in the third quarter. Occupancy was down from 60.3% in the third quarter to 55.3% in the fourth quarter. "ADR" was also down from third quarter's $42.87 to $40.79

          The Company believes that the downward movement of the Company's operating statistics resulted from a decrease in demand over the holiday season, as well as disruptions for potential guests resulting from the refurbishment program for the "Westar" hotels. The fourth quarter was also the first full quarter for the Westar hotels to be operated by Homegate. None of the six operating hotels had been designated as HOMEGATE Studio & Suites at December 31, 1996. The five Westar hotels were also not operated as extended stay hotels for the fourth quarter in 1996.

          The operating properties generated $1,582,689 of revenue in the fourth quarter. This represents an increase of $947,794 over the third quarter. Revenues were $2,240,161 for the year (the period from inception, February 9, 1996 through December 31, 1996). Property operating expenses were $1,184,384 for the fourth quarter and $1,675,936 for the year. Fourth quarter operating expenses were 75% of revenues compared with 73% in the third quarter. Property operating expenses were also 75% of revenues for the year. Property operating expenses include salaries and wages, administration, advertising, repairs and maintenance, energy, property taxes, insurance and property management fees.

          Interest income of approximately $450,000 for the fourth quarter and year was the result of investing the proceeds of the initial public offering.

INTEREST

          Interest expense reflects the interest on the Studio Suites mortgage from May 31, 1996, through December 31, 1996, as well as interest from September 6, 1996 through December 31, 1996 on the mortgage secured by the Westar hotels.

CORPORATE OPERATIONS

          Corporate operating expenses include all expenses related to the administration of the corporate offices and all expenses not directly related to individual developments and hotels. Corporate operating expenses for the fourth quarter of 1996 and for the year were $436,608 and $951,261, respectively. Increased corporate operating expenses relate to the increase in corporate personnel needed to effectuate the Company's growth plans. The Company anticipates increased operating expenses as the Company continues to expand.

          The Company incurred a $.08 loss on a pro forma basis for the year (as if the shares of Common Stock issued in the Company's initial public offering and other formation transactions had been outstanding since inception).

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Company had cash and cash equivalents of $31,475,679. In October 1996, the Company received proceeds from its initial public offering totaling $46,255,875 before offering costs. The cash and cash equivalents are currently deposited in a money market account which invests in Treasury Bills.

          The Company owes approximately $18 million on a 9.71% secured promissory note related to the Westar hotels. This debt is payable on a fixed 25-year amortization schedule in monthly installments through January 11, 2021.

          The Company has a $30 million mortgage loan facility (the "Existing Mortgage Facility") with Bank One, Arizona, N.A. ("BOA"), which provides the Company with construction financing for new extended-stay hotels. The Company may obtain commitments under the Existing Mortgage Facility through November 30, 1997. Each project may be funded under the Existing Mortgage Facility through a separate loan, with all loans being cross-collateralized and cross-defaulted. Initially, such loans will be advanced as construction loans, payable over twenty-four months (the "Construction Term") with interest at either the BOA prime rate plus 0.5% or LIBOR plus 2.25%. The Company must make interest payments on each construction loan for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen-year amortization schedule for the remaining twelve months of the loan. The Company may elect to extend each loan for three additional years (the "Mini-perm Term") if certain conditions are met and upon payment of a specified extension fee. If the Company elects to extend the loan as a mini-permanent financing, the Company will continue to make principal and interest payments on a fifteen-year amortization schedule during each year of the three-year extension period, and the interest rate may, in certain circumstances, be reduced. During the Construction Term, the amount of any loan may not exceed 55% of the total project costs of the related project. During the Mini-perm Term, the loan amount to costs-of-project ratio may be increased to 65% if certain conditions are met. BOA has full recourse against the Company for the loans, including environmental indemnities.

          As of December 31, 1996, the Company had incurred indebtedness under the Existing Mortgage Facility for the Studio Suites property of approximately $2,917,000 bearing interest at LIBOR plus 2.25%. This debt is due June 1, 1998, and may be extended for an additional three years as described above.

          Although the Company has access to financing under the Existing Mortgage Facility, the Company will need to procure substantial additional financing over time to complete its Initial Hotel Program, the amount of which financing will depend upon a number of factors including the number of properties the Company constructs or acquires and the cash flow generated by its properties. Additionally, including proceeds from the initial public offering and the funds that may be available under the Existing Mortgage Facility, the Company believes that it has access to sufficient resources to fund the development or acquisition of approximately 18 hotels (including the six existing facilities owned at the completion of the initial public offering), based on expected development or acquisition costs. In particular, the Company anticipates spending an aggregate of approximately $5 million to renovate the Westar facilities to conform to the HOMEGATE Studios & Suites prototype, and expects that it will spend between $4 million and $8 million on each development or acquired hotel. The Company's Initial Hotel Program calls for 65 hotels to be opened or under construction by December 31, 1998. There can be no assurance regarding the availability or terms of additional financing the Company may be able to procure over time. In addition, future financing facilities may restrict the ability of the Company to incur additional debt in the future. The failure of the Company to obtain the required additional financing needed to complete the Initial Hotel Program would adversely affect the Company's ability to implement its growth strategy and would have a material adverse effect on the Company's earnings and operations. In addition, future debt facilities may materially limit the Company's ability to pay dividends. The Existing Mortgage Facility and any future debt financings or issuances of preferred stock by the Company will be senior to the rights of the holders of Common Stock, and any future issuances of Common Stock will result in the dilution of the then-existing stockholders' proportionate equity interests in the Company.

          The Company is currently negotiating a $78 million master line of credit (the "Replacement Facility") with BOA to replace the Existing Mortgage Facility. The Company will be permitted to borrow under the Replacement Facility for up to two years after the closing of the facility, provided that in no event may the Company's debt to net worth ratio exceed 1.50:1. The Company's future financing agreements may contain net worth and other covenants and limitations on payment of any cash dividends or other distribution of assets, which could restrict the Company's ability to pay dividends. The closing of the Replacement Facility is subject to a variety of conditions, including the negotiation of definitive documents and the syndication of $48 million of the facility amount. There can be no assurance that the Replacement Facility can be obtained or, if obtained, that it will be in the anticipated amount.

SEASONALITY

          The lodging industry is seasonal in nature. Quarterly earnings may be adversely affected by events beyond the Company's control, such as poor weather conditions, economic factors and other considerations affecting travel. In addition, occupancy rates and room revenues typically decline during the fourth calendar quarter as business travel decreases during the holiday season. The timing of openings of new properties could also lead to fluctuations in the Company's quarterly earnings.

INFLATION

          The rate of inflation as measured by changes in the consumer price index has not had a material effect on the revenue or operating results of the Company. There can be no assurance, however, that inflation will not affect future operating or construction costs.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements with regard to the Company's expectation of completing during 1997 the ten sites currently under development are subject to the risks of weather-induced construction delays. The forward looking statements made herein with respect to the Company's plans to commence construction on an additional 15 development sites during 1997 are subject to the risks of the Company's ability to identify, negotiate the acquisition of and close on such sites (to the extent it has not already done so) in a timely fashion, the risks associated with various entitlements processes, the risks of inclement weather and the risks associated with the Company's ability to obtain the required equity and debt capital (to the extent it has not already done so).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                      INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors..........................................   F-1
Financial Statements:
        Balance Sheet at December 31, 1996..............................   F-2
        Statement of Operations for the period from Inception
        (February 9, 1996) through December 31, 1996....................   F-3
        Statement of Stockholders' Equity (Deficit) for the period from
        Inception (February 9, 1996) through December 31, 1996..........   F-4
        Statement of Cash Flows for the period from Inception
        (February 9, 1996) through December 31, 1996....................   F-5
        Notes to Financial Statements...................................   F-6

Schedule III - Real Estate and Accumulated Depreciation.................  F-17

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors



Board of Directors and Stockholders
Homegate Hospitality, Inc.



We have audited the accompanying balance sheet of Homegate Hospitality, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the period from inception (February 9, 1996) through December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assur ance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homegate Hospitality, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period from inception (February 9, 1996) through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP

Dallas, Texas
February 20, 1997

                           Homegate Hospitality, Inc.

                                 Balance Sheet

                               December 31, 1996


ASSETS

Current assets
 Cash and cash equivalents                                         $31,475,679
 Restricted cash                                                       959,198
 Accounts receivable
  Hotel                                                                241,403
  Other                                                                256,939
  Interest                                                             208,411
 Prepaid insurance                                                     552,054
                                                                   -----------
   Total current assets                                             33,693,684

Property and equipment, net (Note 2)                                51,106,541
Loans receivable (Note 3)                                            1,900,500
Deferred loan costs, net of accumulated amortization of $16,113        335,547
Other assets, net of accumulated amortization of $68,586             1,497,136
                                                                   -----------
Total assets                                                       $88,533,408
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                  $ 1,101,225
 Accrued expenses                                                      224,694
 Payables to affiliates (Note 6)                                     1,132,274
 Current maturities of mortgage and other notes payable                425,738
                                                                   -----------
   Total current liabilities                                         2,883,931

Mortgage and other notes payable (Note 4)                           20,961,009

Stockholders' equity (Note 7)
 Preferred stock, $.01 par value; 5,000,000 shares authorized,
   none issued                                                              --
 Common stock, $.01 par value; 20,000,000 shares authorized;
   10,725,000 shares issued and outstanding                            107,250
 Additional paid in capital                                         65,447,625
 Retained earnings (deficit)                                          (866,407)
                                                                   -----------
   Total stockholders' equity                                       64,688,468
                                                                   -----------
Total liabilities and stockholders' equity                         $88,533,408
                                                                   ===========


See accompanying notes.

                           Homegate Hospitality, Inc.


                            Statement of Operations


                    Period from Inception (February 9, 1996)

                           through December 31, 1996



REVENUES
Room revenue                                               $ 2,233,391
                                                                 6,770
Interest income                                                450,536
                                                           -----------
                                                             2,690,697

COSTS AND EXPENSES
Property operating expenses                                  1,675,936
Corporate operating expenses                                   951,261
Depreciation and amortization                                  344,459
Interest                                                       585,448
                                                           -----------
                                                             3,557,104
                                                           -----------
Net loss                                                   $  (866,407)
                                                           ===========

Pro forma net loss per share                               $      (.08)
                                                           ===========

Pro forma weighted average number of shares outstanding     10,725,000




See accompanying notes.

                           Homegate Hospitality, Inc.

                 Statement of Changes in Stockholders' Equity





                                    NUMBER OF           COMMON      ADDITIONAL     RETAINED     PARTNERS'
                                     SHARES             STOCK     PAID IN CAPITAL  EARNINGS      CAPITAL      TOTAL
                                  ------------        ---------- ---------------- ---------- ------------- ------------
 Capital contributed at
   inception (February 9, 1996)             --         $     --  $        --     $      --   $ 20,000,000   $20,000,000
 Net loss of ESLP (February 9,
  1996 through October 23, 1996)            --               --           --            --       (732,642)     (732,642)
 Issuance of common stock to
  ESLP partners                      6,386,087           63,861   19,936,139      (732,642)   (19,267,358)           --
 Sale of common stock in
  initial public offering,
  net of offering costs              4,325,000           43,250   45,351,625            --             --    45,394,875
 Issuance of common stock to
  employees and others                  13,913              139      159,861            --             --       160,000
 Net loss of the Company
   (October 24, 1996 through
   December 31,1996)                        --               --           --      (133,765)            --      (133,765)
                                  ------------        ---------  -----------     ---------   ------------   -----------
Balance at December 31, 1996        10,725,000         $107,250  $65,447,625     $(866,407)  $         --   $64,688,468
                                  ============        =========  ===========     =========   ============   ===========




See accompanying notes.

                           Homegate Hospitality, Inc.

                            Statement of Cash Flows


                    Period from Inception (February 9, 1996)

                           through December 31, 1996


OPERATING ACTIVITIES
Net loss                                                                      $ (866,407)
Adjustments to reconcile net loss to net cash used in operating activities
 Depreciation and amortization                                                   344,459
 Amortization of loan costs                                                       16,113
 Accrued interest added to mortgage note payable                                  70,000
 Changes in operating assets and liabilities:
  Restricted cash                                                               (959,198)
  Accounts receivable                                                           (706,753)
  Prepaid insurance, net of financing                                            (67,368)
  Accounts payable                                                             1,101,225
  Accrued expenses                                                               224,694
  Payables to affiliates                                                         126,623
                                                                            ------------
Net cash used in operating activities                                           (716,612)

INVESTING ACTIVITIES
Acquisition of hotel facilities, net of debt assumed                         (19,501,988)
Acquisition of land                                                           (8,835,000)
Additions to property and equipment, net of development
  costs payable                                                               (4,037,851)
Advances under loans receivable                                               (1,900,500)
Additions to other assets                                                     (1,533,061)
                                                                            ------------
Net cash used in investing activities                                        (35,808,400)
                                                                            ------------

FINANCING ACTIVITIES
Proceeds from mortgage note payable                                            2,893,092
Principal payments on mortgage and other notes payable                           (62,955)
Payment of deferred loan costs                                                  (384,322)
Capital contribution from ESLP partners                                       20,000,000
Payment of initial public offering costs                                        (861,997)
Proceeds from issuance of common stock                                        46,416,873
                                                                            ------------
Net cash provided by financing activities                                     68,000,691
                                                                            ------------

Net increase in cash and cash equivalents                                     31,475,679
Cash and cash equivalents at beginning of period                                      --
                                                                            ------------
Cash and cash equivalents at end of period                                   $31,475,679
                                                                            ============

See accompanying notes.

                           Homegate Hospitality, Inc.

                         Notes to Financial Statements

                               December 31, 1996


1. ORGANIZATION AND ACCOUNTING POLICIES


ORGANIZATION

Homegate Hospitality, Inc. (the "Company") was organized in Delaware on August 16, 1996. The Company was capitalized with the issuance of 10 shares of common stock to Extended Stay Limited Partnership ("ESLP"). The Company was formed to continue the extended-stay lodging facility development, acquisition, and management operations of ESLP, and to acquire, develop and maintain extended-stay lodging facilities throughout the United States.

ESLP, a Delaware limited partnership, was formed on February 9, 1996, by ESH Partners, L.P. ("Crow") and JMI/Greystar Extended Stay Partners, L.P. ("Greystar"), as the general partners and various limited partners. On October 24, 1996, ESLP was merged with and into the Company (see Note 7). Accordingly, the financial results of ESLP, the predecessor to the Company, for the period from inception (February 9, 1996) through October 23, 1996, have been included herein.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, VPS I, L.P. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

Room revenue and other income are recognized when earned, utilizing the accrual method of accounting.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

                           Homegate Hospitality, Inc.

1.  ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

The Company capitalizes costs directly related to the acquisition, renovation or development of property and equipment while maintenance and repairs are charged to operating expense when incurred. Interest costs during construction periods are also capitalized. Property and equipment is recorded at cost. The building and improvements and furniture and fixtures are depreciated over their estimated useful lives, which are 40 years and 7 years, respectively, using the straight-line method.


DEFERRED LOAN COSTS

Costs incurred in obtaining financing have been deferred and are amortized over the life of the loan.

OTHER ASSETS

Other assets include site deposits, pursuit costs, pre-opening costs, and organization costs. Site deposits have been paid to escrow agents in conjunction with executed purchase agreements, whereby the Company is considering the purchase of certain land parcels.

Costs related to the acquisition of property sites are capitalized when it is probable that a site will be acquired and are reclassified to property and equipment upon acquisition. In the event the acquisition is not consummated, the costs are expensed.

Compensation, promotional and other costs relating to the opening of new properties are capitalized. Amortization is provided using the straight line method over a twelve-month period.

Organization costs incurred in conjunction with the formation of the ESLP have been capitalized and are being amortized over sixty months using the straight-line method.

                           Homegate Hospitality, Inc.

2. PROPERTY AND EQUIPMENT

At December 31, 1996, property and equipment consists of the following:

        Land                                  $16,473,296
        Buildings and improvements             28,300,127
        Construction in progress                4,623,153
        Furniture, fixtures, and equipment      1,985,837
                                              -----------
                                               51,382,413

        Less accumulated depreciation             275,872
                                              -----------
                                              $51,106,541
                                              ===========


On May 31, 1996, ESLP acquired Studio Suites in Grand Prairie, Texas. Operations of the Studio Suites commenced during June 1996 and are included in the accompanying statement of operations since acquisition.

During 1996, the Company acquired two land parcels in Phoenix, one parcel of land in Denver, two parcels of land in Kansas, and one parcel of land in Dallas, all of which are under development for hotel construction. Estimated costs to complete development on these projects total approximately $24.9 million. Additionally, the Company acquired one parcel in Indianapolis, for future development of a hotel facility. As of December 31, 1996, the Company has entered into agreements, letters of intent, contracts, or other arrangements to purchase eighteen additional land parcels.

Long-lived assets are evaluated when indicators of impairment are present and provisions for possible losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.


ACQUISITION OF WESTAR

On September 6, 1996, ESLP acquired all the interests in VPS I, L.P. an unaffiliated Delaware limited partnership that owned five hotels in several Texas cities operating under the name Westar Suites ("Westar"). ESLP paid $7,738,696 and assumed debt of $18,001,924 (See Note 4). The acquisition was accounted for as a purchase with the excess of the purchase price over the net book value of the Westar assets acquired allocated to property and equipment. The Company's statement of operations includes the operations of Westar from the date of acquisition.

Assuming that Westar had been acquired at the beginning of the period presented (February 9, 1996), operating results of the Company would have been as follows:

                Room revenue                    $6,854,060

                           Homegate Hospitality, Inc.

                Net income (loss)                   (746,024)
                Proforma earnings (loss) per share      (.07)



ACQUISITION OF INNHOME AMERICA - TOWNE LAKE

On December 31, 1996, the Company acquired, from an unrelated party, an extended-stay hotel in Austin, Texas operating under the name InnHome America - Towne Lake ("InnHome") for a total purchase price of $7.7 million. The acquisition was accounted for as a purchase with the excess of the purchase price over the net book value of the InnHome assets acquired allocated to property and equipment.

Assuming that InnHome had been acquired at the beginning of the period presented (February 9, 1996), operating results of the Company would have been as follows:

                Room revenue                       $3,916,343
                Net income (loss)                    (198,465)
                Proforma earnings (loss) per share       (.02)

3. LOANS RECEIVABLE

The Company advanced $1,900,500 under two promissory notes to two unrelated parties for the purchase of two parcels of land in Austin, Texas, on which extended-stay hotel facilities will be developed. These notes accrue interest at ten percent and mature on the sooner of November 2000 or five business days after demand. Monthly interest payments of $15,838 begin on February 1, 1997. The Company has a letter agreement to purchase the hotels upon completion for a total price equal to the lesser of $14.1 million or actual costs.

4. MORTGAGE AND OTHER NOTES PAYABLE

MORTGAGE NOTES PAYABLE

The Company has entered into a Master Loan Agreement (the "Note") with Bank One, Arizona. The Note provides up to $30 million in construction/mini-perm mortgage loans for the acquisition and development of land and hotel facilities for up to five years. A loan was committed under the Note in connection with the acquisition of Studio Suites. This loan, secured by Studio Suites, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (7.75% at December 31, 1996), and requires interest payments for the first ten months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, May 31, 1999. The outstanding balance at December 31, 1996, includes $2,847,930 of original principal borrowed and $70,000 of accrued interest added from an interest reserve.

                           Homegate Hospitality, Inc.

4. MORTGAGE AND OTHER NOTES PAYABLE (CONTINUED)

Another loan, in the amount of $3,509,885, was committed under the Note in connection with the construction of the hotel in Phoenix, Arizona. This loan, secured by the hotel at 44th and Oak, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (7.75% at December 31, 1996), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 15, 1998. The maturity date may be extended for thirty-six months with the payment of an extension fee of .25% of the loan amount. The outstanding balance at December 31, 1996 was $45,162.

In connection with the acquisition of Westar, the Company assumed an $18,100,000 mortgage note due to Nomura Asset Capital Corporation, with interest at 9.71% through January 11, 2011 and the greater of 14.71% or the Treasury Rate plus 9% thereafter. The note is due in monthly installments of $160,789, including interest, commencing February 1996 through January 2021, and is secured by the Westar hotel properties and improvements. The outstanding balance at December 31, 1996 was $17,961,075.

Restricted cash includes cash retained by the mortgage servicer for payment of taxes, insurance and debt service.

                           Homegate Hospitality, Inc.

4. MORTGAGE AND OTHER NOTES PAYABLE (CONTINUED)

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

OTHER NOTES PAYABLE

The Company has two unsecured notes payable for the purchase of directors and officers insurance. The notes accrue interest at 6.98% and require monthly principal and interest payments of $16,497 through July 1999. The outstanding balance at December 31, 1996 was $462,580.

Principal maturities of the mortgages and other notes payable at December 31, 1996, are as follows:



               MORTGAGE      OTHER
                NOTES        NOTES       TOTAL
              -----------  --------   -----------
1997          $   257,582  $ 168,156  $   425,738
1998              300,549    183,089      483,638
1999            2,920,239    111,335    3,031,574
2000              221,514          -      221,514
2001              249,377          -      249,377
Thereafter     16,974,906          -   16,974,906
              -----------  ---------  -----------
              $20,924,167  $ 462,580  $21,386,747
              ===========  =========  ===========


Interest incurred during 1996 was $718,298, of which $132,850 was capitalized. The Company paid interest totaling $532,596 during 1996.

The carrying value of the mortgage and other notes payable as of December 31, 1996 approximates fair value as the interest rate approximates market rate for similar debt instruments.

                           Homegate Hospitality, Inc.

5. INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The portion of the loss included in the accompanying financial statements that was incurred by ESLP prior to its merger into the Company will be included in a separate partnership tax return. The loss incurred by the Company subsequent to the merger will be reflected in its corporate income tax return.

The differences between the provision for income taxes ($0) and the amounts computed by applying the statutory federal income tax rates to loss before income taxes are:


    Statutory rate applied to loss before income taxes    $(294,578)

    ESLP partnership loss                                   249,098
                                                          ---------
                                                            (45,480)
    Provision for valuation allowance                        45,480
                                                          ---------
                                                          $      --
                                                          =========


The components of the Company's deferred taxes at December 31, 1996, are:


    Deferred tax asset - net operating loss carryforward  $  45,480
    Valuation allowance                                     (45,480)
                                                          ---------
    Net deferred tax asset (liability)                    $      --
                                                          =========

At December 31, 1996, the Company has unused net operating loss carryforwards of approximately $134,000 for income tax purposes, that expire in the year 2011.

No tax payments were made in 1996.

                           Homegate Hospitality, Inc.

6. RELATED PARTY TRANSACTIONS

Wyndham Management Corporation ("Wyndham") an affiliate of Crow, administered and funded payroll and insurance benefits for all employees of the Company through September 30, 1996 and continues to administer payroll for the employees of the Studio Suites and Westar hotels. Payables to affiliates includes $46,267 due to Wyndham at December 31, 1996, for reimbursement of payroll and insurance expenditures. Payroll and insurance expenditures reimbursed to Wyndham was $179,123 during 1996.

Wyndham is entitled to receive a management fee equal to 3% of gross revenues, as defined, for management of the Company's hotels. Management fees were $69,265 in 1996. Payables to affiliates includes $51,710 due to Wyndham at December 31, 1996, for management fees and marketing fees.

Trammell Crow Residential (TCR), an affiliate of Crow, and Greystar Realty Services (GRS), an affiliate of Greystar, have collectively agreed to develop up to 60 hotel facilities for the Company, under an agreement that expires at the earlier of the completion of the sixtieth hotel or December 31, 1998. Development fees paid to TCR and GRS were $460,175 and $50,000, respectively, during 1996.

Payables to affiliates includes $879,523, $28,420 and $126,353 due to TCR, Wyndham, and Greystar, respectively, at December 31, 1996, for reimbursement of construction costs and out-of-pocket expenditures incurred in conjunction with the pursuit and acquisition of land and property.


7. STOCKHOLDERS' EQUITY

COMMON STOCKHOLDERS' VOTING RIGHTS

Common stockholders are entitled to one vote for each share held on all matters presented for a vote of stockholders. Stockholders are entitled to receive pro rata, such dividends, if any, as may be declared by the Board of Directors in their discretion from funds legally available. Upon liquidation or dissolution, stockholders are entitled to receive pro rata, all of the remaining assets of the Company available for distribution to its stockholders.

                           Homegate Hospitality, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)


ISSUANCE OF COMMON STOCK TO ESLP PARTNERS

On October 24, 1996, ESLP merged with and into the Company. The Company issued 6,386,087 shares of common stock to the partners of ESLP in exchange for their partnership interests. The cost basis of the partnership interests acquired for stock was $19,267,358.

INITIAL PUBLIC OFFERING

On October 24, 1996, the Company completed an initial public offering of 4,325,000 shares of its common stock at a public offering price of $11.50 per share (the "Offering"). The proceeds to the Company from the offering were $45,394,875, net of offering expenses.

LONG-TERM INCENTIVE PLAN

The Company has adopted the 1996 Long-Term Incentive Plan (the "1996 Plan") to attract and retain employees and consultants. Under the plan, options and stock awards may be granted with respect to a total of not more than 1,250,000 shares of common stock, subject to antidilution and other adjustment provisions. The options generally vest over a four-year period and may be exercised over a period of 10 years from the date of grant, subject to the vesting provisions.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On October 24, 1996, the Company granted options to acquire an aggregate of 511,250 shares of common stock to certain employees and Company advisors. The exercise price for these options is the initial public offering price of $11.50. The stock option grants include 336,250 shares granted to Company officers and employees, 25,000 shares granted to advisors from Greystar, 55,000 shares granted to advisors from TCR, 45,000 shares granted to advisors from Crow Realty Investors, L.P., and 50,000 shares granted to advisors from Wyndham Hotel Company. The options granted to advisors from TCR vested immediately and the remaining stock options will vest ratably over a four-year period. No options were exercised, forfeited or expired in 1996.

The effect of applying the fair value method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" to the Company's stock-based awards to employees results in net loss and earnings (loss) per share that are not materially different from amounts reported in 1996.

                           Homegate Hospitality, Inc.

7. STOCKHOLDERS' EQUITY (CONTINUED)


COMMON STOCK AWARDS

In connection with the Offering, the Company granted 13,913 shares of common stock under the Plan to certain employees and consultants of the Company. As a result, $64,998 has been recorded to compensation expense and $34,995 has been capitalized to property and equipment for stock granted to employees. In addition, $60,007 has been recorded to offering costs for services provided by consultants in connection with the Offering.

8. PROFIT SHARING AND SAVINGS PLAN

The Company has a 401(k) plan for all full-time employees. Employees may contribute up to 15% of their gross pay, subject to certain limitations. The Company's 401(k) plan was effective December 1, 1996. The Company matches 50% of the amount contributed by each employee, up to 6% of the employee's gross pay. In 1996, expenses included $2,298 representing the employer's matching contribution to the plan.

9. SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Company purchased three land sites for an aggregate purchase price of $3,224,066. Additionally, the Company began development on two more hotel facilities. Total expected development costs for the two facilities are approximately $8,077,374.

                           Homegate Hospitality, Inc.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1996 is as follows:



QUARTER ENDED:              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
--------------              --------  ----------  -------------  ------------

Total revenues              $      -  $  24,803      $ 634,895    $ 2,029,296
Net loss                           -   (239,070)      (412,723)      (214,614)
Pro forma loss per share           -       (.02)          (.04)          (.02)

                          Homegate Hospitality, Inc.
      Schedule III - Real Estate Investments and Accumulated Depreciation
                               December 31, 1996

                                                                                                   Costs Capitalized
                                                             Initial Costs                     Subsequent to Acquisition
                                                 -------------------------------------  -------------------------------------------
                                                              Buildings     Furniture,   Buildings       Furniture,
                                      Related                    and         Fixtures       and           Fixtures     Construction
        Description                Encumbrances     Land       Improv.     & Equipment    Improv.       & Equipment     In Progress
--------------------------------   ------------  ----------   ----------   -----------   ----------     -----------     -----------
Studio Suites - Arlington, TX       $ 2,917,930 $   825,000  $ 3,911,029    $  191,090     $ 76,119        $244,106      $        0
44th and Oak - Phoenix, AZ               45,162   1,310,000            0             0            0               0       2,340,741
Denver Tech. - Denver, CO                           750,000            0             0            0               0         881,210
Metro Center - Phoeniz, AZ                          850,000            0             0            0               0               0
Overland Park - Kansas                            1,200,000            0             0            0               0         353,701
Lenexa - Kansas City                                800,000            0             0            0               0         225,173
Park Central - Dallas, TX                         1,075,000            0             0            0               0         358,551
I-10 and Chandler - Phoenix, AZ                   1,550,000            0             0            0               0         197,056
Indianapolis Airport/Marion -                     1,300,000            0             0            0               0          33,959
Indianapolis, IN
InnHome Towne Lake - Austin, TX                   1,896,000    4,567,845     1,106,430            0               0               0
Westar - Irving                        (a)          757,234    3,028,937        29,955       17,252          34,143          59,026
Westar - San Antonio Airport           (a)        1,189,940    4,759,759        47,071       15,071          23,849          56,306
Westar - San Antonio Fiesta            (a)          860,464    3,441,974        34,039       14,640          19,546          50,083
Westar - El Paso                       (a)        1,249,135    4,995,780        49,406       15,026          26,569          30,051
Westar - Amarillo                      (a)          864,963    3,441,974        34,039       14,720          22,107          37,296
                                                 ----------   ----------     ---------      -------        --------       ---------
                                                $16,473,296  $28,147,298    $1,492,030     $152,829        $370,320      $4,623,153
                                                 ==========   ==========     =========      =======        ========       =========



                                            Gross Amount at Which Carried at Close of Period
                                     -----------------------------------------------------------------
                                                  Buildings     Furniture,
                                                     and         Fixtures     Construction                Accum.      Date of
        Description                     Land       Improv.     & Equipment     In Progress    Total(c)    Depres.     Construc.
--------------------------------     ----------   ----------   -----------     -----------  ----------   ---------  -------------

Studio Suites - Arlington, TX       $   825,000  $ 3,987,148    $  435,196      $        0 $ 5,247,344   $ 88,831           1996
44th and Oak - Phoenix, AZ            1,310,000            0             0       2,340,741   3,650,741          0    06/96-12/96
Denver Tech. - Denver, CO               750,000            0             0         881,210   1,631,210          0    06/96-12/96
Metro Center - Phoeniz, AZ              850,000            0             0               0     850,000          0
Overland Park - Kansas                1,200,000            0             0         353,701   1,553,701          0    08/96-12/96
Lenexa - Kansas City                    800,000            0             0         225,173   1,025,173          0    08/96-12/96
Park Central - Dallas, TX             1,075,000            0             0         358,551   1,433,551          0    10/96-12/96
I-10 and Chandler - Phoenix, AZ       1,550,000            0             0         197,056   1,747,056          0    11/96-12/96
Indianapolis Airport/Marion -         1,300,000            0             0          33,959   1,333,959          0           1/97
Indianapolis, IN
InnHome Towne Lake - Austin, TX       1,986,000    4,567,845     1,106,430               0   7,570,275          0             (b)
Westar - Irving                         757,234    3,046,189        64,098          59,026   3,926,547     27,710           1985
Westar - San Antonio Airport          1,189,940    4,774,830        70,920          56,306   6,091,996     42,676           1986
Westar - San Antonio Fiesta             860,494    3,456,614        53,585          50,083   4,420,776     30,908           1985
Westar - El Paso                      1,249,135    5,010,506        75,975          30,051   6,365,967     44,835           1986
Westar - Amarillo                       860,493    3,456,695        56,146          37,296   4,410,630     30,988           1985
                                     ----------   ----------     ---------       ---------  ----------    -------
                                    $16,473,296  $28,300,127    $1,862,350      $4,623,153 $51,258,926   $265,948
                                     ==========   ==========     =========       =========  ==========    =======


                                                  Depreciable
                                       Date        Lives in
        Description                  Acquired        Years
--------------------------------   -----------    -----------

Studio Suites - Arlington, TX        05/31/96        7 to 40
44th and Oak - Phoenix, AZ           02/15/96        7 to 40
Denver Tech. - Denver, CO            05/24/96        7 to 40
Metro Center - Phoeniz, AZ                           7 to 40
Overland Park - Kansas               08/09/96        7 to 40
Lenexa - Kansas City                 07/22/96        7 to 40
Park Central - Dallas, TX            09/30/96        7 to 40
I-10 and Chandler - Phoenix, AZ      11/05/96        7 to 40
Indianapolis Airport/Marion -        12/31/96        7 to 40
Indianapolis, IN
InnHome Towne Lake - Austin, TX      12/31/96        7 to 40
Westar - Irving                      09/06/96        7 to 40
Westar - San Antonio Airport         09/06/96        7 to 40
Westar - San Antonio Fiesta          09/06/96        7 to 40
Westar - El Paso                     09/06/96        7 to 40
Westar - Amarillo                    09/06/96        7 to 40

(a) These properties are collateral for the $18,100,000 loan from Nomura Asset Capital Corporation dated 12/29/95. The outstanding balance of the loan at December 31, 1996 is $17,961,075.
(b) This property was built in the 1960's as a dormitory for the University of Texas. This property was renovated in late 1994/ early 1995 as an extended-stay hotel facility.
(c) The aggregate cost for federal income tax purposes is approximately $51,259,000.

                          Homegate Hospitality, Inc.
 Notes to Schedule III - Real Estate Investments and Accumulated Depreciation

                                           Period Ended
                                         December 31, 1996
                                         -----------------
Real Estate Investments:
 Balance, beginning of period               $        -

Additions during period:
    Purchase of hotel properties               37,277,624
    Purchase of land                            8,835,000
    Improvements                                5,146,302
                                            -------------

Balance, end of period                      $  51,258,926
                                            -------------


                                           Period Ended
                                         December 31, 1996
                                         -----------------

Accumulated Depreciation:
 Balance, beginning of period               $        -

Additions during period:
    Depreciation                                  265,948
                                            -------------

Balance, end of period                      $     265,948
                                            -------------


Item 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.



                                    PART III

Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

          The information set forth under the headings "Election of Directors," "Management of the Company" and "Compliance with Section 16(a) of the Exchange Act" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act"), in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

          The information set forth under the heading "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The information set forth under the heading "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under the heading "Election of Directors," "Executive Compensation" and"Other Matters" contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K


Exhibit
Number     Description
------     -----------

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements, Supplementary Financial Data and Financial Statement Schedule on page 19 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements, Supplementary Financial Data and Financial Statement Schedule on page 19 of this Report.

(a)(3) The following documents are filed or incorporated by references as exhibits to this Report:

       2.1   Form of Plan of Merger between Extended Stay Limited Partnership and Homegate Hospitality, Inc. (ii)
       3.1   Certificate of Incorporation (i)
       3.2   Bylaws (i)
       4.1   Form of specimen certificate for the Common Stock (ii)
       10.1  Master Management Assistance Agreement between Wyndham Hotel
             Corporation and Homegate Hospitality, Inc. (ii)
       10.2  Master Development Agreement between Developer Extended Stay
             Partners, L.P. and Homegate Hospitality, Inc. (i)
       10.3  Employment Agreement between John C. Kratzer and Homegate
             Hospitality, Inc. (ii)
       10.4  Homegate Hospitality, Inc. 1996 Long-term Incentive Plan (ii)
       10.5  Form of Non-Competition Agreement between the Company and Robert
             A. Faith (ii)
       10.6  Form of Indemnity Agreement (ii)
       10.7  Agreement to Purchase Ownership Interests and Termination of
             Management Agreement Among RHF-Amarillo, Ltd., RHF-El Paso, Ltd.,
             RHF-Irving, Ltd., RHF-San Antonio North, Ltd., Westar Hotels, Inc.
             and Extended Stay Limited Partnership (i)
       10.8  Loan Agreement between VPS I, L.P. and Nomura Asset Capital
             Corporation(ii)
       10.9  Mortgage Loan Facility between Bank One Arizona, N.A. and Homegate
             Hospitality, Inc. (i)
       10.10 Form of Stockholders Agreement between ESH Partners, L.P. and
             JMI/Greystar Extended Stay Partners, L.P. (ii)
       10.11 Form of Registration Rights Agreement (ii)
       10.12 Limited Partnership Agreement of Developer Extended Stay Partners,
             L.P. (i)
       22.1  Subsidiaries of the Company
       23    Consent of Ernst & Young LLP

___________

       (i) Previously filed with the Securities Exchange Commission (the "Commission") as an exhibit to the Company's Registration Statement on Form S-1 (File Number 333-11113) filed with the Commission on August 30, 1996, and incorporated herein by reference.

       (ii) Previously filed with the Commission as an exhibit to the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File Number 333-11113) filed with the Commission on October 18, 1996, and incorporated herein by reference.

(b)    Reports of Form 8-K.

       The Company did not file any reports on Form 8-K during the period ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Homegate Hospitality, Inc.



By: /s/ Robert A. Faith
    ---------------------------------
        Robert A. Faith
        Chief Executive Officer

Date:  March 31, 1997


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURE                            CAPACITY                    DATE
          -----------                          ----------                  ------
/s/     Robert A. Faith             President, Chief Executive          March 31, 1997
----------------------------------  Officer and Chairman of the
       (Robert A. Faith)            Board (Principal Executive
                                    Officer)

/s/      Tim V. Keith               Chief Financial Officer             March 28, 1997
----------------------------------  (Principal Financial Officer
        (Tim V. Keith)              and Accounting Officer)

/s/     William B. Buchanan, Jr.                Director                March 31, 1997
----------------------------------
       (William B. Buchanan)

/s/     James D. Carreker                       Director                March 31, 1997
----------------------------------
       (James D. Carreker)

/s/     Harlan R. Crow                          Director                March 28, 1997
----------------------------------
       (Harlan R. Crow)

/s/     Anthony W. Dona                         Director                March 28, 1997
----------------------------------
       (Anthony W. Dona)



           SIGNATURE                            CAPACITY                    DATE
          -----------                          ----------                  ------
/s/     John R. Huff                            Director                March 27, 1997
----------------------------------
       (John R. Huff)

/s/     John J. Moores                          Director                March 27, 1997
----------------------------------
       (John J. Moores)

/s/     Charles E. Noell                        Director                March 27, 1997
----------------------------------
       (Charles E. Noell)

/s/     Leonard W. Wood                         Director                March 28, 1997
----------------------------------
       (Leonard W. Wood)
