Form 10-Q
period 1997-03-31
HOMEGATE HOSPITALITY INC
filed 1997-05-15
CIK 1021421

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


Commission File Number 000-21509

                           HOMEGATE HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-0511313
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

     111 CONGRESS AVENUE, SUITE 2600
            AUSTIN, TEXAS                                  78701
(Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code: (512) 477-6400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No    .
    ---    ---

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 5, 1997 was 10,725,000 shares.

                          HOMEGATE HOSPITALITY, INC.

                                                                            Page
                                                                            ----

Part I.  Financial Information


Item 1.  Consolidated Financial Statements (Unaudited)

         Homegate Hospitality, Inc. consolidated balance sheets
          March 31, 1997 and December 31, 1996............................   3
         Homegate Hospitality, Inc.  consolidated statement of operations
          Three months ended March 31, 1997...............................   4
         Homegate Hospitality, Inc. consolidated statement of cash flows
          Three months ended March 31, 1997...............................   5

         Notes to consolidated financial statements  March 31, 1997.......   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................  19

Signatures

                         Part I  Financial Information

Item 1.-Financial Statements

                           Homegate Hospitality, Inc.

                          Consolidated Balance Sheets

                                           March 31,         December 31,
                                             1997                1996
                                         -----------         ------------
                                         (unaudited)
ASSETS
Current assets
 Cash and cash equivalents               $16,316,437         $31,475,679
 Restricted cash                             960,911             959,198
 Accounts receivable
  Hotel                                      195,986             241,403
  Other                                      274,423             256,939
  Interest                                   179,140             208,411
 Earnest money deposits                      416,000             546,000
 Prepaid insurance                           518,098             552,054
                                         -------------------------------
  Total current assets                    18,860,995          34,239,684

Property and equipment, net (Note 2)      68,061,892          51,106,541
Loans receivable (Note 3)                  2,300,500           1,900,500
Deferred loan costs, net of accumulated
 amortization of $69,958 and $16,113,
 at March 31, 1997 and December 31,
 1996, respectively                          330,506             335,547
Other assets, net of accumulated
 amortization of $81,873 and $68,586,
 at March 31, 1997 and December 31,
 1996, respectively                          448,523             951,136
                                         -------------------------------
Total assets                             $90,002,416         $88,533,408
                                         ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                        $   558,870         $ 1,101,225
 Accrued expenses                            317,182             224,694
 Payables to affiliates                    2,799,538           1,132,274
 Current maturities of mortgage and
  other notes payable                        456,510             425,738
                                        --------------------------------
  Total current liabilities                4,132,100           2,883,931

Mortgage and other notes payable
(Note 4)                                  21,655,655          20,961,009

Stockholders' equity (Note 5)
 Preferred stock, $.01 par value;
  5,000,000 shares authorized,
  none issued                                      -                   -
 Common stock, $.01 par value;
  20,000,000 shares authorized;
  10,725,000 shares issued and
  outstanding                                107,250             107,250
 Additional paid-in capital               65,447,625          65,447,625
 Retained earnings (deficit)              (1,340,214)           (866,407)
                                        --------------------------------
  Total stockholders' equity              64,214,661          64,688,468
                                        --------------------------------
Total liabilities and stockholders'
 equity                                 $90,002,416          $88,533,408
                                        ================================

See accompanying notes.

                           Homegate Hospitality, Inc.

                      Consolidated Statement of Operations

                       Three Months Ended March 31, 1997

                                  (unaudited)


REVENUES
 Room revenue                                 $ 1,916,117
 Other revenue                                     57,731
 Interest income                                  381,615
                                              -----------
  Total revenues                                2,355,463

COSTS AND EXPENSES
 Property operating expenses                    1,288,100
 Corporate operating expenses                     787,623
 Depreciation and amortization                    269,030
 Interest                                         484,517
  Total costs and expenses                      2,829,270
                                              -----------

Net loss                                      $  (473,807)
                                              ===========

Net loss per share                                  $(.04)
Weighted average number
 of shares outstanding                         10,725,000
                                              ===========

See accompanying notes.

                           Homegate Hospitality, Inc.

                      Consolidated Statement of Cash Flows

                       Three Months Ended March 31, 1997

                                  (unaudited)

OPERATING ACTIVITIES
Net loss                                          $   (473,807)
Adjustments to reconcile net loss to
 net cash used in operating activities
  Depreciation and amortization                        269,030
  Amortization of loan costs                            56,450
  Changes in operating assets and liabilities
   Restricted cash                                      (1,712)
   Accounts receivable                                  57,204
   Prepaid expenses                                     33,953
   Accounts payable                                   (384,896)
   Accrued expenses                                     92,489
   Payables to affiliates                              (53,279)
                                                  ------------

Net cash used in operating activities                 (404,568)
                                                  ------------

INVESTING ACTIVITIES
Acquisition of land                                 (8,343,421)
Construction, net of development costs payable      (5,715,911)
Additions to property and equipment,
 net of  payables                                   (1,056,908)
Additions to earnest money deposits                   (165,000)
Additions to other assets                             (167,477)
                                                  ------------

Net cash used in investing activities              (15,448,717)
                                                  ------------

FINANCING ACTIVITIES
Proceeds from mortgage and other notes payable         820,285
Principal payments on mortgage and other notes
 payable                                               (94,868)
Payment of deferred loan costs                         (31,374)
                                                  ------------

Net cash provided by financing activities              694,043
                                                  ------------

Net decrease in cash and cash equivalents          (15,159,242)
Cash and cash equivalents at beginning
 of period                                          31,475,679
                                                  ------------

Cash and cash equivalents at end of period        $ 16,316,437
                                                  ============

See accompanying notes.

                           Homegate Hospitality, Inc.

                  Notes to Consolidated Financial Statements
                                  (unaudited)

                                 March 31, 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

Homegate Hospitality, Inc. (the "Company") was organized in Delaware on August 16, 1996. The Company was capitalized with the issuance of 10 shares of common stock to Extended Stay Limited Partnership ("ESLP"). The Company was formed to continue the extended-stay lodging facility development, acquisition and management operations of ESLP, and to acquire, develop and maintain certain extended-stay lodging facilities throughout the United States.

ESLP, a Delaware limited partnership, was formed on February 9, 1996, by ESH Partners, L.P. ("Crow") and JMI/Greystar Extended Stay Partners, L.P. ("Greystar"), as the general partners and various limited partners. On October 24, 1996, ESLP was merged with and into the Company. ESLP had no operations for the three-month period ended March 31, 1996.

The financial statements included herein have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all disclosures required under generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments which are consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements for the interim periods presented. Interim results of operations are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. PROPERTY AND EQUIPMENT

At March 31, 1997, property and equipment consists of the following:

        Land                                   $25,111,718
        Buildings and improvements              29,480,111
        Construction in progress                11,474,839
        Furniture, fixtures, and equipment       2,526,462
                                               -----------
                                                68,593,130

        Less accumulated depreciation              531,238
                                               -----------
                                               $68,061,892
                                               ===========

During the first quarter of 1997, the Company acquired two land parcels in Houston, one land parcel in Phoenix, one parcel of land in Portland, one parcel of land in Orlando, and one parcel of land in Dallas, all of which are under development for hotel construction. Additionally, the Company acquired one parcel in Raleigh and one land parcel in Houston, for future development of hotel facilities. As of March 31, 1997, the Company has entered into agreements, letters of intent, contracts, or other arrangements to purchase sixteen additional land parcels.

Trammell Crow Residential (TCR) and Greystar Realty Services (GRS) are developing the hotel facilities under an agreement that expires at the earlier of the completion of the sixtieth hotel or December 31, 1998.

3. LOANS RECEIVABLE

During 1996, the Company advanced $1,900,500 under two promissory notes to an unrelated party for the purchase of two parcels of land in Austin, Texas, on which extended-stay hotel facilities are to be developed. During the first quarter of 1997, the Company advanced an additional $400,000 under the notes for various development costs. These notes accrue interest at ten percent and mature on the sooner of November 2000 or five business days after demand. Monthly interest payments of $15,838 were to begin on February 1, 1997. However, as of March 31, 1997, the interest has not been paid and the Company is meeting with the unrelated party to discuss payment of the past-due interest totaling $75,492. The Company has a letter agreement to purchase the hotels upon completion for a total price equal to the lesser of $14.1 million or actual costs.

4. MORTGAGE AND OTHER NOTES PAYABLE

MORTGAGE NOTES PAYABLE

The Company has entered into a Master Loan Agreement (the "Note") with Bank One, Arizona, N.A. The Note provides up to $30 million in construction/mini-perm mortgage loans for the acquisition and development of land and hotel facilities for up to five years. A loan was committed under the Note in connection with the acquisition of Studio Suites. This loan, secured by Studio Suites, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (LIBOR plus 2.25%; 7.69% at March 31, 1997), and requires interest payments for the first ten months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, May 31, 1999. The outstanding balance at March 31, 1997 is $2,908,639.

Another loan, in the amount of $3,509,885, was committed under the Note in connection with the construction of the hotel in Phoenix, Arizona. This loan, secured by the hotel at 44th and Oak, accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (Prime plus .5%; 9% at March 31, 1997), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 15, 1998. The maturity date may be extended for thirty-six months with the payment of an extension fee of .25% of the loan amount. The outstanding balance at March 31, 1997 was $865,447.

In connection with the acquisition of Westar, the Company assumed an $18,100,000 mortgage note due to Nomura Asset Capital Corporation, with interest at 9.71% through January 11, 2011 and thereafter at the greater of 14.71% or the Treasury Rate plus 9%. The note is due in monthly installments of $160,789, including interest, from February 1996 through January 2021, and is secured by the Westar hotel properties and improvements. The outstanding balance at March 31, 1997 was $17,914,462.

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

OTHER NOTES PAYABLE

The Company has two unsecured notes payable for the purchase of directors and officers insurance. The notes accrue interest at 6.98% and require monthly principal and interest payments of $16,497 through July 1999. The outstanding balance at March 31, 1997 is $423,616.

5.   STOCKHOLDERS' EQUITY

STOCK OPTIONS

On March 5, 1997, the Company granted options to acquire an aggregate of 100,000 shares of Common Stock to its employees at an exercise price of $8.375 which was the market price of the Company's stock on January 1, 1997. The options vest ratably over four years and terminate ten years from the date of grant. In addition, the Company granted options for 5,000 shares to an employee of the Company at an exercise price of $8.375 which vested immediately.

On December 31, 1996, the Company also granted options to acquire an aggregate of 25,000 shares of Comon Stock to its non-employee directors (5,000 options per non-employee director).


EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. Management believes that adoption of SFAS No. 128 will not have a material effect on earnings per share.

6.  SUBSEQUENT EVENTS

On April 4, 1997, the Company opened the first hotel that it has constructed at the hotel facility at 44th and Oak in Phoenix.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Homegate Hospitality, Inc. ("Homegate") was incorporated in August 1996, to succeed to the business of Extended Stay Limited Partnership ("ESLP"), which was organized in February 1996, to become a provider of high quality mid-price extended-stay hotels. In October 1996, ESLP was merged into Homegate, in exchange for 6,386,087 shares of common stock. Hereinafter, Homegate, its predecessor ESLP, and its subsidiaries are collectively referred to as the "Company." On October 29, 1996, the Company completed an initial public offering of 4,325,000 shares of common stock at $11.50 per share.

The Company, during the period from its inception through March 31, 1997, completed its concept and product design, market study and initial site selection activities, and acquired its first properties. As of March 31, 1997, the Company had 21 employees. The Company plans to add 3-5 more employees for the remainder of the year.

The Company operated seven hotels during the first quarter of 1997. Two of the hotels were operated as extended-stay facilities and the remaining five hotels ("Westar") were operated as nightly stay hotels. Six of the seven hotels were reflagged as HOMEGATE Studios & Suites. One hotel continues to be operated under the name Studio Suites.

As of March 31, 1997, the Company has 17 hotels under construction and development, consisting of 2,177 units. The sites were located in the following metropolitan areas:



          Austin, Texas               2
          Dallas, Texas               2
          Denver, Colorado            1
          Houston, Texas              3
          Indianapolis, Indiana       1
          Kansas City, Kansas         2
          Orlando, Florida            1
          Phoenix, Arizona            3
          Portland, Oregon            1
          Raleigh, North Carolina     1
                                     --
                                     17
                                     ==

The 17 sites currently under construction and development are due to be completed at various times during 1997 and the first quarter of 1998. As of March 31, 1997, the Company has 16 sites with letters of intent, contracts or other arrangements to purchase and is evaluating another 10 sites. On April 4, 1997, the Company opened its first prototype development hotel in Phoenix, Arizona at 44th and Oak Street. The hotel has leased up to 74% as of April 30, 1997, exceeding the Company's pro forma projections.

RESULTS OF OPERATIONS

PROPERTY OPERATIONS

Homegate's results of operations reflect the operation of 7 hotels for the first quarter, with Austin's Towne Lake property beginning operations as a Homegate facility on January 1, 1997.

The Company generated $1,916,000 in room revenue for the quarter. This represented a $337,000 increase over the fourth quarter of 1996 or a 21% increase. Occupancy rose to 59.3% from 55% despite the loss of 8% of available room nights due to the Westar renovations. The Austin Towne Lake property contributed heavily towards this increase with almost 82% occupancy for the quarter. Company weekly REVPAR increased to $165.62 from $157.85 in the fourth quarter of 1996, or a 4% increase despite the Average Weekly Rate dropping to $279.36, from $285.53 or 2%.

The Studio Suites property in Grand Prairie also increased its occupancy to 68.7% from 52.2% in the fourth quarter of 1996, or a 16.5% increase. On April 30, 1997, the property was running at a 98.0% occupancy rate. Both of the Company's extended-stay facilities continue to exceed the Company's preliminary forecasts, reporting a combined 88% occupancy rate at April 30, 1997.

The 5 Westar hotels were reflagged in April of 1997; however, the renovation and refurbishment program is still in process at all 5 hotels. During the first quarter of 1997 the Westar hotels lost 6,915 room nights out of a possible 55,930 room nights. This represented a 12% loss of potential revenue from these hotels in addition to a loss of guests not wanting to stay at hotels with construction occurring. Occupancy slipped to 51.8% from 55.9% in the fourth quarter. Average daily rates fell from $42.41 to $40.16 or 5% for the Westar hotels. It is anticipated that the renovation and refurbishment programs will be completed during the latter half of the second quarter of 1997. At that time the properties will begin operations as extended-stay hotels.

Property operating expenses rose from $1,185,000 to $1,288,000 in the fourth quarter, an increase of 8% which reflects the addition of the Towne Lake property. Net operating margins improved from 27% in the fourth quarter of 1996, to 34% in the first quarter of 1997 reflecting the operation of the Towne Lake property as an extended-stay hotel.

The Company's predecessor ESLP had no operations in the first quarter of 1996.

CORPORATE OPERATIONS

Corporate operating expenses include all expenses related to the administration of the corporate offices and all expenses not directly related to individual developments and hotels. Corporate operating expenses were $788,000 for the quarter ended March 31, 1997. This was an increase of $355,000 over the fourth quarter 1996. The increase was due to a number of one time expenses incurred in the first quarter of 1997, as well as an increase in personnel that began in the fourth quarter of 1996 after the completion of the Company's initial public offering in October 1996. The costs of employees hired in the fourth quarter of 1996 and in the first quarter 1997 are reflected for a full quarter, for the first time in the first quarter of 1997. The Company does not anticipate future corporate hiring to be as dramatic as the initial hiring phase.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $16,316,000. In October 1996, the Company received proceeds from the Initial Public Offering of approximately $46 million. Cash proceeds are currently deposited in a money market account invested in Treasury obligations and in short-term investment grade interest bearing securities.

The Company owes approximately $17.9 million on a 9.71% secured promissory note for the purchase of the Westar hotels. This debt is payable on a fixed 25-year amortization schedule in monthly installments through January 11, 2021.

The Company has a $30 million mortgage loan facility (the "Existing Mortgage Facility") with Bank One, Arizona, N.A. ("BOA"), which provides the Company with construction financing for new extended-stay hotels. The Company is permitted to borrow under the Existing Mortgage Facility through November 30, 1997. Each project may be funded under the Existing Mortgage Facility through a separate loan, with all loans being cross-collateralized and cross-defaulted. Initially, such loans will be advanced as construction loans, payable over twenty-four months (the "Construction Term") with interest at either the BOA prime rate plus 0.5% or LIBOR plus 2.25%. The Company must make interest payments on each construction loan for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen-year amortization schedule for the remaining twelve months of the loan. The Company may elect to extend each loan for three additional years (the "Mini-perm Term") if certain conditions are met and upon payment of a specified extension fee. If the Company elects to extend the loan as a mini-permanent financing, the Company will be obligated to make principal and interest payments on a fifteen-year amortization schedule during each year of the three-year extension period, and the interest rate may, in certain circumstances, be reduced. During the Construction Term, the amount of any loan may not exceed 55% of the total project costs of the related project. During the Mini-perm Term, the loan amount to costs-of-project ratio may be increased to 65% if certain conditions are met. BOA will have full recourse against the Company for the loans, including environmental indemnities.

As of March 31, 1997, the Company had incurred indebtedness under the Existing Mortgage Facility of approximately $3.8 million of which $2.9 million was attributed to the Studio Suites hotel in Grand Prairie and $0.9 million was attributed to the 44th and Oak hotel in Phoenix. The Grand Prairie hotel loan bears interest at LIBOR plus 2.25% and the Phoenix hotel loan bears interest at Prime plus 0.5%. The Grand Prairie debt is due on May 31, 1999; the Phoenix debt is due on August 15, 1998; however, the debt may be extended for an additional three years as described above.

Although the Company has access to financing under the Existing Mortgage Facility, the Company will need to procure substantial additional financing over time to complete its Initial Hotel Program, which calls for 65 hotels to be opened or under construction by December 31, 1998. The exact amount of financing will depend upon a number of factors including the number of properties the Company constructs or acquires and the cash flow generated by its properties. In particular, the Company anticipates spending an aggregate of approximately $5 million to renovate the Westar facilities to conform to the HOMEGATE Studios & Suites prototype, and expects that it will spend between $4 million and $8 million on each development or acquired hotel.

While the Company believes that it would have sufficient capital resources to complete the development or construction of eight additional hotels, (beyond the eight that it owns as of May 9, 1997) if it constrained its development activities to those additional eight hotels, it continues to acquire additional development sites to support further growth (beyond the eight additional hotels) in anticipation of obtaining access, as needed, to the additional financing required to complete the development of all acquired sites. The Company is engaged in negotiations with multiple potential financing sources, but there can be no assurance that the negotiations will be successfully concluded or that the additional required financing will be available as needed. If the additional required financing is not obtained on a timely basis, the Company would be required to cease further purchases of development sites and to conserve its financial resources for use in completing projects.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statement made in Item 2 with respect to the Company's expectation of constructing and developing 17 hotels by the first quarter of 1998 is subject to the risks of weather-induced construction delays. The forward looking statements made in Item 2 with regard to the Company's 16 sites with letters of intent, contracts or other arrangements to purchase and the other 10 sites under evaluation are subject to the risks of the Company's ability to identify, negotiate the acquisition of and close on such sites (to the extent it has not already done so) in a timely fashion, the risks associated with the various entitlements processes, the risks of inclement weather and the risks associated with the Company's ability to obtain the required capital (to the extent it has not already done so). The forward looking statement made in Item 2 with respect to the Company's expectations of obtaining additional financing is subject to the risk of the Company's ability to identify, negotiate and execute a definitive agreement related to such financing.

                           PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Exhibit No.                        Description
             -----------                        -----------

                 27 Article 5 Financial Data Schedule for the Three Months Ended March 31, 1997

          (b)  Reports on Form 8-K:

       The Company filed reports on Form 8-K and Form 8-K/A dated December 31, 1996, relating to the acquisition by the Company of an extended-stay hotel facility, consisting of 149 rooms, located in Austin, Texas.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HOMEGATE HOSPITALITY, INC.


                          By: /s/ ROBERT A. FAITH
                             --------------------------------------------
                             Robert A. Faith, President, Chief
                             Executive Officer and Chairman of
                             the Board (Principal Executive Officer)


                          By: /s/ TIM V. KEITH
                             --------------------------------------------
                             Tim V. Keith, Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Date: May 14, 1997