Form 10-Q
period 1997-06-30
HOMEGATE HOSPITALITY INC
filed 1997-08-14
CIK 1021421

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

Yes  X  No
    ---    ---

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 14, 1997: 10,725,000 shares.

                          HOMEGATE HOSPITALITY, INC.

                                                                            Page
                                                                            ----

Part I.   Financial Information


Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated balance sheets -
          June 30, 1997 and December 31, 1996..............................   3

        Consolidated statements of operations -
          Three and Six months ended June 30, 1997 and June 30, 1996.......   4

        Consolidated statements of cash flows -
          Six months ended June 30, 1997 and June 30, 1996.................   5

        Notes to consolidated financial statements - June 30, 1997.........   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  11


Part II.  Other Information


Item 6. Exhibits and Reports on Form 8-K...................................  18


Signatures

                        Part I - Financial Information


Item 1. - Consolidated Financial Statements


                          Homegate Hospitality, Inc.


                          Consolidated Balance Sheets



                                            June 30, 1997         December 31,
                                            -------------         ------------
                                                                      1996
                                                                      ----
                 ASSETS                      (unaudited)
Current assets
 Cash and cash equivalents                    $ 3,087,424         $31,475,679
 Restricted cash                                  824,098             959,198
 Accounts receivable
    Hotel                                         339,148             241,403
    Other                                         194,307             256,939
    Interest                                      138,263             208,411
 Earnest money deposits                           501,000             546,000
 Prepaid expenses                                 511,547             552,054
                                              -------------------------------
   Total current assets                        5,595,787          34,239,684

Property and equipment, net (Note 2)           84,549,655          51,106,541
Loans receivable (Note 3)                       3,094,337           1,900,500
Deferred loan costs, net                          358,783             335,547
Other assets, net                                 737,960             951,136
                                              -------------------------------
Total assets                                  $94,336,522         $88,533,408
                                              ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                             $   878,376         $ 1,101,225
 Accrued expenses                                 399,842             224,694
 Payables to affiliates                           720,557           1,132,274
 Current maturities of mortgage and
  other notes payable                             782,614             425,738
                                              -------------------------------
    Total current liabilities                   2,781,389           2,883,931

Mortgage and other notes payable (Note 4)      27,767,199          20,961,009

Stockholders' equity (Note 5)
 Preferred stock, $.01 par value;
  5,000,000 shares authorized,
  none issued                                           -                   -
 Common stock, $.01 par value;
  20,000,000 shares authorized;
  10,725,000 shares issued and outstanding        107,250             107,250
 Additional paid in capital                    65,447,625          65,447,625
 Retained earnings (deficit)                   (1,766,941)           (866,407)
                                              -------------------------------
   Total stockholders' equity                  63,787,934          64,688,468
                                              -------------------------------
Total liabilities and stockholders'
 equity                                       $94,336,522         $88,533,408
                                              ===============================

See accompanying notes.

                          Homegate Hospitality, Inc.

                     Consolidated Statements of Operations

                                  (unaudited)


                                         Three months ended           Six months ended
                                              June 30,                    June 30,
                                         1997          1996          1997          1996
                                         ----          ----          ----          ----
REVENUES
  Room revenue                       $ 2,105,812   $    24,803   $ 4,021,929   $    24,803
  Other revenue                           45,662         1,703       103,393         1,703
  Interest income                        221,603             -       603,218             -
                                     --------------------------  -------------------------
         Total revenues                2,373,077        26,506     4,728,540        26,506

COSTS AND EXPENSES
  Property operating expenses          1,421,580        30,313     2,709,680        30,313
  Corporate operating expenses           628,132       204,273     1,415,755       204,273
  Depreciation and amortization          354,468         9,533       623,498         9,533
  Interest                               395,628        21,457       880,145        21,457
                                     --------------------------  -------------------------
         Total costs and expenses      2,799,808       265,576     5,629,078       265,576
                                     --------------------------  -------------------------

Net loss                             $  (426,731)  $  (239,070)  $  (900,538)  $  (239,070)
                                     ==========================  =========================

Net loss per share                         $(.04)        $(.02)        $(.08)        $(.02)
                                     ==========================  =========================
Weighted average number
  of shares outstanding               10,725,000    10,725,000    10,725,000    10,725,000
                                     ==========================  =========================



See accompanying notes.

                          Homegate Hospitality, Inc.

                     Consolidated Statements of Cash Flows

                                  (unaudited)


                                           Six months ended June 30,
OPERATING ACTIVITIES                          1997           1996
                                              ----           ----
Net loss                                  $   (900,538)  $  (239,070)
Adjustments to reconcile net loss to
 net cash provided by operating activities
         Depreciation and amortization         623,498         9,533
         Amortization of loan costs             15,833             -
         Accrued interest added to              40,319        21,457
          mortgage note payable
         Changes in operating assets
          and liabilities
          Restricted cash                      135,100             -
          Accounts receivable                   35,035        (7,184)
          Prepaid expenses                      40,507        (3,078)
          Accounts payable                     (65,392)      136,403
          Accrued expenses                     175,148        45,803
          Payables to affiliates               (46,339)      348,789
                                          --------------------------

Net cash provided by operating
 activities                                     53,171       312,653
                                          --------------------------

INVESTING ACTIVITIES
Acquisition of land                        (14,347,211)   (2,911,123)
Acquisition of hotel facility                        -    (4,991,486)
Construction in progress, net of
 development costs payable                 (14,546,258)            -
Additions to property and equipment,
 net of payables                            (4,813,337)     (133,038)
Additions to loan receivable                  (793,837)            -
Additions to earnest money deposits           (371,000)      (95,000)
Additions to other assets                     (583,026)     (133,734)
                                          --------------------------

Net cash used in investing activities      (35,454,669)   (8,264,381)
                                          --------------------------

FINANCING ACTIVITIES
Proceeds from mortgage and other notes
 payable                                     7,360,325     2,847,930
Principal payments on mortgage and
 other notes payable                          (237,578)            -
Payment of deferred loan costs                (109,504)      (17,240)
Contributions from partners                          -     6,394,920
                                          --------------------------

Net cash provided by financing
 activities                                  7,013,243     9,225,610
                                          --------------------------

Net decrease in cash and cash
 equivalents                               (28,388,255)    1,273,882
Cash and cash equivalents at beginning
 of period                                  31,475,679             -
                                          --------------------------

Cash and cash equivalents at end of
 period                                   $  3,087,424   $ 1,273,882
                                          ==========================



See accompanying notes.

                          Homegate Hospitality, Inc.

                  Notes to Consolidated Financial Statements
                                  (unaudited)

                                 June 30, 1997


1. ORGANIZATION AND BASIS OF PRESENTATION


Homegate Hospitality, Inc. (the "Company") was organized in Delaware on August 16, 1996. The Company was capitalized with the issuance of 10 shares of common stock to Extended Stay Limited Partnership ("ESLP"). The Company was formed to continue the extended-stay lodging facility development, acquisition and management operations of ESLP, and to acquire, develop and maintain extended-stay lodging facilities throughout the United States.


ESLP, a Delaware limited partnership, was formed on February 9, 1996, by ESH Partners, L.P. ("Crow") and JMI/Greystar Extended Stay Partners, L.P. ("Greystar"), as the general partners and various limited partners. On October 24, 1996, ESLP was merged with and into the Company. Accordingly, the financial results of ESLP, the predecessor to the Company, for the period from inception (February 9, 1996) through June 30, 1996, have been included herein. ESLP had no operations for the three month period ended March 31, 1996.


The financial statements included herein have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all disclosures required under generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments which consist only of normal recurring adjustments necessary for a fair presentation of the financial statements for the interim periods presented. Interim results of operations are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          HOMEGATE HOSPITALITY, INC.


2. PROPERTY AND EQUIPMENT


At June 30, 1997 and December 31, 1996, property and equipment consisted of the following:


                                              June 30, 1997  December 31, 1996
                                              -------------  -----------------
        Land                                    $31,236,509        $16,473,296
        Buildings and improvements               32,144,175         28,300,127
        Construction in progress                 17,537,328          4,623,153
        Furniture, fixtures, and equipment        4,492,000          1,985,837
                                              --------------------------------
                                                 85,410,012         51,382,413

        Less accumulated depreciation               860,357            275,872
                                              --------------------------------
                                                $84,549,655        $51,106,541
                                              ================================

During the second quarter of 1997, the Company acquired one land parcel in Webster, Texas that is under development for hotel construction. Additionally, the Company acquired one land parcel in each of the following cities:
Indianapolis; Phoenix; Portland; Pompano Beach, Florida; and Las Vegas for future development of hotel facilities. As of June 30, 1997, the Company had entered into agreements, letters of intent, contracts, or other arrangements for the future purchase of eleven additional land parcels.


Trammell Crow Residential (TCR) and Greystar Realty Services (GRS) are developing the hotel facilities under an agreement that expires at the earlier of the completion of the sixtieth hotel or December 31, 1998.



3. LOANS RECEIVABLE


During 1996, the Company advanced $1,900,500 under two promissory notes to an unrelated party for the purchase of two parcels of land in Austin, Texas (the "Rutherford and Jolleyville sites"), on which extended-stay hotel facilities are to be developed. During the first quarter and second quarters of 1997, the Company advanced an additional $400,000 and $793,837, respectively, under the notes for various development costs. These notes accrue interest at ten percent and mature on the sooner of November 2000 or five business days after demand. Monthly interest payments of $15,838 were to begin on February 1, 1997. The accrued interest of $107,167 was not paid during the second quarter. On June 30, 1997, the Company and the unrelated party entered an agreement whereby the Company would purchase the Rutherford and Jolleyville sites for a total purchase price of $508,713 and extinguishment of the debt and the related accrued interest (See Note 6).

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


4. MORTGAGE AND OTHER NOTES PAYABLE


MORTGAGE NOTES PAYABLE


The Company has entered into a Master Loan Agreement (the "Note") with Bank One, Arizona, N.A. ("BOA"). The Note provides up to $30 million in construction/mini-perm mortgage loans for the acquisition and development of land and hotel facilities for up to five years. A loan was committed under the Note in connection with the acquisition of Studio Suites. This loan, secured by Studio Suites, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (LIBOR plus 2.25%; 8.00% at June 30, 1997), and requires interest payments for the first ten months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, May 31, 1999. The outstanding balance at June 30, 1997 was $2,884,987.


On March 7, 1997, the Company borrowed $5,070,000 under the Note, secured by the Austin Town Lake hotel facility. The funding of this loan by BOA occurred on May 12, 1997. This loan accrues interest at either LIBOR plus 2.25% or prime plus
 .5% based on the election of the Company (LIBOR plus 2.25%; 8.00% at June 30, 1997), and requires principal and interest payments based upon a fifteen year amortization until maturity, February 4, 2000. The outstanding balance at June 30, 1997 was $4,901,404.


Another loan, in the amount of $3,509,885, was committed under the Note in connection with the construction of the hotel in Phoenix, Arizona. This loan, secured by the hotel at 44/th/ and Oak, accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (LIBOR plus 2.5%; 8.25% at June 30, 1997), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 15, 1998. The maturity date may be extended for thirty-six months with the payment of an extension fee of
 .25% of the loan amount. The outstanding balance at June 30, 1997 was $2,505,805.


In connection with the acquisition of Westar, the Company assumed an $18,100,000 mortgage note due to Nomura Asset Capital Corporation ("Nomura"), with interest at 9.71% through January 11, 2011 and thereafter at the greater of 14.71% or the Treasury Rate plus 9%. The note is due in monthly installments of $160,789, including interest, from February 1996 through January 2021, and is secured by the Westar hotel properties and improvements. The outstanding balance at June 30, 1997 was $17,876,318.


Restricted cash includes cash retained by Nomura's mortgage servicer for payment of taxes, insurance and debt service.


The mortgage note payable to Nomura does not allow for prepayment of the debt until January 11, 2011, except by providing the lender with U.S. obligations that produce payments which replicate the payment obligations of the Company under the note. This restriction represents a substantial prepayment penalty. On or after January 11, 2011, the loan can be prepaid at any time with no prepayment penalty.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


OTHER NOTES PAYABLE


The Company has two unsecured notes payable for the purchase of directors and officers insurance. The notes accrue interest at 6.98% and require monthly principal and interest payments of $16,497 through July 1999. The outstanding balance at June 30, 1997 was $381,299.


5.  STOCKHOLDERS' EQUITY


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


6.  SUBSEQUENT EVENTS


On July 3, 1997, the Company purchased the Rutherford and Jolleyville sites from an unrelated party for a purchase price of $508,713 and extinguishment of debt owed by the unrelated party to the Company (See Note 3).


On July 25, 1997, the Company entered a definitive agreement to merge with a wholly owned subsidiary of Prime Hospitality Corp. (Prime). Under the agreement, Prime will issue 0.6073 shares of its common stock for each of the 10,725,000 outstanding shares of the Company. The merger is expected to close in the fourth quarter of 1997. In conjunction with the merger agreement, Prime has executed a commitment letter with respect to its provision to the Company of a $65 million construction term loan facility to the Company to facilitate uninterrupted development of the Company's extended stay hotels.



Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


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


The Company, during the period from its inception through June 30, 1997, completed its concept and product design, market study and initial site selection activities, and acquired and/or constructed its first properties. As of June 30, 1997, the Company had 23 employees.


The Company operated eight hotels during the second quarter of 1997. Three of the hotels were operated as extended-stay facilities and the remaining five hotels ("Westar") were operated as nightly stay hotels. Seven of the eight hotels have been reflagged as HOMEGATE Studios & Suites.


As of June 30, 1997, the Company has 22 hotels under construction and development, consisting of 2,791 units. The sites were located in the following metropolitan areas:


     Austin, Texas              2
     Dallas, Texas              2
     Denver, Colorado           1
     Pompano Beach, Florida     1
     Houston, Texas             3
     Indianapolis, Indiana      2
     Kansas City, Kansas        2
     Las Vegas, Nevada          1
     Orlando, Florida           1
     Phoenix, Arizona           3
     Portland, Oregon           2
     Raleigh, North Carolina    1
     Webster, Texas             1
                               --
                               22
                               ==

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


The 22 sites currently under construction and development are due to be completed at various times during 1997 and 1998. As of June 30, 1997, the Company has 11 sites subject to letters of intent, contracts, or other purchase arrangements and is evaluating another 15 sites.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


RESULTS OF OPERATIONS


PROPERTY OPERATIONS


Homegate's results of operations reflect the operation of eight hotels for the second quarter, with Phoenix's 44/th/ and Oak property beginning operations on April 4, 1997. The Company's predecessor ESLP had limited operations in the second quarter of 1996 opening its first hotel (the Grand Prairie hotel) on June 17, 1996.


The Company generated $2,106,000 in room revenue for the quarter ended June 30, 1997. This represented a $190,000 increase over the first quarter of 1997 or a 10% increase. The Phoenix 44/th/ and Oak hotel opening contributed heavily towards this increase. Overall occupancy rose to 60% in the second quarter of 1997 from 59.3% in the first quarter of 1997; however, Company weekly REVPAR decreased to $155.12 from $165.62, or a 6% decrease, and the Average Weekly Rate dropped to $258.46 from $279.36, or a 7% decrease. These decreases are primarily due to the loss of 15% of available room nights due to the Westar
renovations (see below).   After reducing the available room nights by the
number of Westar rooms under renovation, REVPAR would have been $180.88 and $180.53 in the first quarter and second quarter of 1997, respectively.


The three hotels being operated as extended-stay hotels increased their average occupancy to 77.2% in the second quarter of 1997 from 75.4% in the first quarter of 1997. However, weekly REVPAR decreased to $196.70 from $208.81 in the first quarter or a 6% decrease and the Average Weekly Rate dropped to $254.64 from
$276.78 or a 8% decrease.   The Phoenix 44/th/ and Oak contributed heavily to
these decreases during its start-up period, with weekly REVPAR of $119.49 and Average Weekly Rate of $212.49 for the second quarter of 1997.


Four of the five Westar hotels have been reflagged as HOMEGATE Studios & Suites; however, the renovation and refurbishment program is still in process at all five hotels. During the second quarter of 1997, the Westar hotels lost 14,199 room nights out of a possible 56,602 room nights due to rooms being renovated. This represented a 25% loss of potential revenue from these hotels, with an additional loss of revenue due to guests not wanting to stay at hotels under
construction.   Occupancy dropped to 48.3% in the second quarter of 1997 from
51.8% in the first quarter. Average daily rates fell from $40.16 in the first quarter to $37.52 in the second quarter, or 7%, for the Westar hotels. The renovation and refurbishment program is anticipated to be completed during the third quarter of 1997. At that time the properties will begin operations as extended-stay hotels.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


Property operating expenses rose from $1,288,000 in the first quarter to $1,422,000 in the second quarter, an increase of 10%, which reflects the addition of the Phoenix 44/th/ and Oak property. Net operating margins for the Company stayed constant at 33% reflecting the daily operating nature of the five Westar hotels. Net operating margins for the three extended stay hotels averaged 51.7% for the second quarter of 1997.



CORPORATE OPERATIONS


Corporate operating expenses include all expenses related to the administration of the corporate offices and all expenses not directly related to individual developments and hotels. Corporate operating expenses were $628,000 for the quarter ended June 30, 1997. This was a decrease of $160,000 compared with the first quarter of 1997. The decrease was primarily due to a number of one time expenses incurred in the first quarter of 1997.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


LIQUIDITY AND CAPITAL RESOURCES


At June 30, 1997, the Company had cash and cash equivalents of $3,087,000. Cash balances are currently deposited in a money market account invested in Treasury obligations and in short-term investment grade interest bearing securities.


The Company owes approximately $17.9 million on a 9.71% secured promissory note for the purchase of the Westar hotels. This debt is payable on a fixed 25-year amortization schedule in monthly installments through January 11, 2021.


The Company has a $30 million mortgage loan facility (the "Existing Mortgage Facility") with Bank One, Texas, N.A. ("BOA"), which provides the Company with construction financing for eight extended-stay hotels. The Company is permitted to borrow under the Existing Mortgage Facility through November 30, 1997. Each project may be funded under the Existing Mortgage Facility through a separate loan, with all loans being cross-collateralized and cross-defaulted.
Initially, such loans will be advanced as construction loans, payable over twenty-four months (the "Construction Term") with interest at either the BOA prime rate plus 0.5% or LIBOR plus 2.25%. The Company must make interest payments on each construction loan for the first twelve months of the loan, followed by principal and interest payments based on a fifteen-year amortization schedule for the remaining twelve months of the loan. The Company may elect to extend each loan for three additional years (the "Mini-perm Term") if certain conditions are met and upon payment of a specified extension fee. If the Company elects to extend the loan as a mini-permanent financing, the Company will be obligated to make principal and interest payments on a fifteen-year amortization schedule during each year of the three-year extension period, and the interest rate may, in certain circumstances, be reduced. During the Construction Term, the amount of any loan may not exceed 55% of the total project costs of the related project. During the Mini-perm Term, the loan amount to costs-of-project ratio may be increased to 65% if certain conditions are met. BOA will have full recourse against the Company for the loans, including environmental indemnities.


As of June 30, 1997, the Company had incurred indebtedness under the Existing Mortgage Facility of approximately $10.3 million of which $4.9 million was attributed to the Town Lake hotel in Austin, $2.9 million was attributed to the Studio Suites hotel in Grand Prairie and $2.5 million was attributed to the 44/th/ and Oak hotel in Phoenix. The Austin Town Lake hotel and Grand Prairie hotel loans bear interest at LIBOR plus 2.25% and the Phoenix hotel loan bears interest at LIBOR plus 2.5%. The Austin debt is due on February 4, 2000 and the Grand Prairie debt is due on May 31, 1999. The Phoenix debt is

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


due on August 15, 1998; however, the debt may be extended for an additional three years as described above.


On July 25, 1997, the Company entered into a definitive merger agreement ("Merger Agreement") with Prime Hospitality Corp. ("Prime") pursuant to which the Company will merge with a wholly owned subsidiary of Prime. Under the Merger Agreement, Prime will issue 0.6073 shares of its common stock for each of the 10,725,000 outstanding shares of the Company's common stock. In connection with the Merger Agreement, the Company and Prime executed a loan commitment pursuant to which Prime is expected to provide a $65 million interim secured construction term loan facility ("Construction Term Loan Facility") to the Company. While Prime's obligation to make advances under the Construction Term Loan Facility is subject to the execution of definitive loan documents, as of August 6, 1997, Prime had advanced $5.4 million to the Company in anticipation of the loan closing. The Construction Term Loan Facility is to be used for the acquisition and hotel development of specific sites. The Construction Term Loan Facility matures and all amounts outstanding thereunder are due at the earlier of (a) April 1, 1998, (b) the date on which the Company enters into any agreement (other than the Merger Agreement) with respect to any alternative proposal or otherwise relating to the merger or sale of substantially all of the assets of the Company and (c) four months after the termination of the Merger Agreement. The Company will pay a loan fee of 1% of the aggregate principal amount of the Construction Term Loan Facility. Monthly interest payments commence December 15, 1997 at a rate of the one month LIBOR plus 3.5%; provided that the interest rate will increase to the one month LIBOR plus 5% on the date that is the earlier of (a) November 30, 1997 and (b) the date of the termination of the Merger Agreement (other than a termination as a result of a breach by Prime). The loans will be secured by a first priority perfected security interest in the specified sites. The amount of any loan under the facility may not exceed 75% of the total project costs of the related project.


Although the Company has access to financing under the Existing Mortgage Facility and expects to have access to additional financing under the Construction Term Loan Facility, the Company may need to procure substantial additional financing over time to complete its Initial Hotel Program, which calls for 65 hotels to be opened or under construction by December 31, 1998.
The exact amount of financing will depend upon a number of factors including the number of properties the Company constructs or acquires and the cash flow generated by its properties. In particular, the Company anticipates spending an aggregate of approximately $6.6 million to renovate the Westar facilities, of which approximately $3.7 million had been spent through June 30, 1997, to conform to the HOMEGATE

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


Studios & Suites prototype, and expects that it will spend between $4 million and $9 million on each development or acquired hotel.


The Existing Mortgage Facility, Construction Term Loan Facility and any future debt financings or issuances of preferred stock by the Company will be senior to the rights of the holders of common stock, and any future issuances of common stock will result in the dilution of the then-existing stockholders' proportionate equity interests in the Company. In addition, future debt facilities may materially limit the Company's ability to pay dividends.

In connection with the execution of the Merger Agreement, the Company, Prime, Crow Hotel Realty Investors, L.P. ("Crow"), and Wyndham Hotel Corporation and certain of its affiliates (collectively, "Wyndham") entered into an Agreement Regarding Termination of Management Agreements pursuant to which, upon completion of the Merger, either the Company or Wyndham will have the right to terminate all management agreements providing for Wyndham's management of the Company's properties, thereby obligating the Company to pay to Wyndham $8 million and Crow to deliver to Wyndham a $4 million, six-month, secured promissory note, which payment and delivery will be in full satisfaction of any and all claims Wyndham may have against the Company relating to termination of the management agreements.

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


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



SPECIAL NOTE ON FORWARD LOOKING STATEMENTS


This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statement made in Item 2 with respect to the Company's expectation of construction and developing 22 hotels by the end of 1998 is subject to the risks of weather-induced construction delays. The forward looking statements made in
Item 2 with regard to the Company's 11 sites with letters of intent, contracts or other agreements to purchase and the other 15 sites under evaluation are subject to the risks of the Company's ability to identify, negotiate the acquisition of and close on such sites (to the extent it has not already done so) in a timely

                          HOMEGATE HOSPITALITY, INC.

                                  (unaudited)


fashion, the risks associated with the various entitlements processes, the risks of inclement weather and the risks associated with the Company's ability to obtain the required capital (to the extent it has not already done so). The forward looking statement made in Item 2 with respect to the Company's expectations of obtaining additional financing is subject to the risk of the Company's ability to identify, negotiate and execute a definitive agreement related to such financing.

                          HOMEGATE HOSPITALITY, INC.


                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits:

                Exhibit No.                     Description
                -----------                     -----------

                    10.1 Agreement and Plan of Merger by and among Prime Hospitality Corp., PH Sub Corporation and Homegate Hospitality, Inc. dated as of July 25, 1997 (incorporated by reference to Exhibit 99.1 to the Schedule 13D with respect to Homegate Hospitality, Inc. filed by CRI/ESH Partners, L.P. et al on August 8, 1997)

                    10.2 Financing commitment letter agreement dated July 25, 1997 between Prime Hospitality Corp. and Homegate Hospitality, Inc.

                    10.3 Agreement Regarding Termination of Management Agreements dated as of July 25, 1997 among Homegate Hospitality, Inc., VPS I, L.P., Prime Hospitality Corp., Wyndham Management Corporation, Wyndham Hotel Corporation and Wyndham IP Corporation


                    27 Article 5 Financial Data Schedule for the Six Months Ended June 30, 1997

          (b)  Reports on Form 8-K:

               None.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOMEGATE HOSPITALITY, INC.



                           By:  /s/ ROBERT A. FAITH
                                ------------------------------------------------
                                Robert A. Faith, President, Chief
                                Executive Officer and Chairman of
                                the Board (Principal Executive Officer)



                           By:  /s/ TIM V. KEITH
                                ------------------------------------------------
                                Tim V. Keith, Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Date: August 14, 1997