Form 10-Q
period 1997-09-30
HOMEGATE HOSPITALITY INC
filed 1997-11-13
CIK 1021421

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997  . . . . . . . . . .

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
         The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 13, 1997: 10,725,000 shares.

                           HOMEGATE HOSPITALITY, INC.

                                                                                                    Page
                                                                                                    ----
Part I.   Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated balance sheets -
             September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .  3
          Consolidated statements of operations -
             Three and Nine months ended September 30, 1997 and September 30, 1996  . . . . . . . .  4
          Consolidated statements of cash flows -
             Nine months ended September 30, 1997 and September 30, 1996  . . . . . . . . . . . . .  5

          Notes to consolidated financial statements - September 30, 1997 . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Part II.     Other Information

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Signatures

                         Part I - Financial Information

Item 1. - Consolidated Financial Statements

                           Homegate Hospitality, Inc.

                          Consolidated Balance Sheets


ASSETS                                                       September 30, 1997     December 31, 1996
                                                             ------------------     -----------------
                                                                    (unaudited)
Current assets
   Cash and cash equivalents                                   $    1,534,752         $   31,475,679
   Restricted cash                                                    680,747                959,198
   Accounts receivable
    Hotel                                                             288,727                241,403
    Other                                                             156,125                256,939
    Interest                                                                -                208,411
   Earnest money deposits                                             490,000                546,000
   Prepaid expenses                                                   461,680                552,054
                                                               --------------         --------------
    Total current assets                                            3,612,031             34,239,684

Property and equipment, net (Note 2)                              121,428,027             51,106,541
Loans receivable (Note 3)                                                   -              1,900,500
Deferred loan costs, net                                            1,027,155                335,547
Other assets, net                                                     641,523                951,136
                                                               --------------         --------------
Total assets                                                   $  126,708,736         $   88,533,408
                                                               ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                            $    1,069,305         $    1,101,225
   Accrued expenses                                                   704,464                224,694
   Payables to affiliates                                           1,703,447              1,132,274
   Note payable - Prime Hospitality (Note 4)                       23,894,000                      -
   Current maturities of mortgage and other notes payable             720,214                425,738
                                                               --------------         --------------
   Total current liabilities                                      28,091,430              2,883,931

Mortgage and other notes payable (Note 5)                          35,662,582             20,961,009

Stockholders' equity (Note 6)
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                                                 -                      -
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 10,725,000 shares issued and outstanding              107,250                107,250
   Additional paid in capital                                      65,447,625             65,447,625
   Retained earnings (deficit)                                     (2,600,151)              (866,407)
                                                               --------------         --------------
Total stockholders' equity                                         62,954,724             64,688,468
                                                               --------------         --------------
Total liabilities and stockholders' equity                     $  126,708,736         $   88,533,408
                                                               ==============         ==============


See accompanying notes.

                           Homegate Hospitality, Inc.

                     Consolidated Statements of Operations

                                  (unaudited)

                                                            Three months ended                  Nine months ended
                                                              September 30,                       September 30,
                                                           1997            1996                1997           1996
                                                        ------------     -----------       ------------      -----------
REVENUES
   Room revenue                                         $  1,954,579     $   630,051       $  5,976,507      $   654,854
   Other revenue                                              49,134           4,844            152,526            6,548
   Interest income                                            32,225               -            635,443                -
                                                        ------------     -----------       ------------      -----------
    Total revenues                                         2,035,938         634,895          6,764,476          661,402

COSTS AND EXPENSES
   Property operating expenses                             1,463,214         461,239          4,172,895          491,552
   Corporate operating expenses                              532,913         314,309          1,947,001          518,582
   Depreciation and amortization                             428,097         103,267          1,053,262          112,800
   Interest                                                  444,920         168,803          1,325,065          190,260
                                                        ------------     -----------       ------------      -----------
    Total costs and expenses                               2,869,144       1,047,618          8,498,223        1,313,194
                                                        ------------     -----------       ------------      -----------


Net loss                                                $  (833,206)     $  (412,723)      $ (1,733,747)     $  (651,792)
                                                        ============     ===========       ============      ===========

Net loss per share                                      $      (.08)     $      (.04)      $       (.16)     $      (.06)
                                                        ============     ===========       ============      ===========
Weighted average number
   of shares outstanding                                  10,725,000      10,725,000         10,725,000       10,725,000
                                                        ============     ===========       ============      ===========



See accompanying notes.

                           Homegate Hospitality, Inc.

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                          Nine months ended September 30,
OPERATING ACTIVITIES                                                         1997               1996
                                                                        --------------     --------------
Net loss                                                                $   (1,733,747)    $     (651,793)
Adjustments to reconcile net loss to net cash provided by
   operating activities
    Depreciation and amortization                                            1,053,262            112,800
    Amortization of loan costs                                                  25,519                  -
    Accrued interest added to mortgage note payable                            155,459             70,000
    Changes in operating assets and liabilities
      Restricted cash                                                          278,452                  -
      Accounts receivable                                                      261,900           (652,418)
      Prepaid expenses                                                          90,374            (93,389)
      Property taxes payable                                                   315,121                  -
      Other current liabilities                                                 14,089                  -
      Accounts payable                                                        (203,671)         1,029,882
      Accrued expenses                                                         479,771            411,923
      Payables to affiliates                                                   (33,089)           202,596
                                                                        --------------     --------------

Net cash provided by operating activities                                      703,440            429,601
                                                                        --------------     --------------

INVESTING ACTIVITIES
Acquisition of land                                                        (21,895,896)       (30,004,529)
Acquisition of hotel facility                                               (2,773,410)        (6,049,645)
Construction in progress, net of payables to affiliates                    (28,361,841)                 -
Additions to property and equipment, net of development costs payable      (14,585,900)        (1,284,775)
Additions to earnest money deposits                                           (420,000)                 -
Additions to development costs                                                (262,255)                 -
Additions to other assets                                                     (226,611)          (754,698)
                                                                        --------------     --------------

Net cash used in investing activities                                      (68,525,913)       (38,093,647)
                                                                        --------------     --------------

FINANCING ACTIVITIES
Proceeds from mortgage and other notes payable                              39,127,752         20,849,854
Principal payments on mortgage and other notes payable                        (393,162)                 -
Payment of deferred loan costs                                                (853,044)          (351,741)
Contributions from partners                                                          -         18,669,920
                                                                        --------------     --------------

Net cash provided by financing activities                                   37,881,546         39,168,033
                                                                        --------------     --------------

Net increase/(decrease) in cash and cash equivalents                       (29,940,927)         1,503,987
Cash and cash equivalents at beginning of period                            31,475,679                  -
                                                                        --------------     --------------

Cash and cash equivalents at end of period                              $    1,534,752     $    1,503,987
                                                                        ==============     ==============


 See accompanying notes.

                           Homegate Hospitality, Inc.

                   Notes to Consolidated Financial Statements
                                  (unaudited)

                               September 30, 1997



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

ESLP, a Delaware limited partnership, was formed on February 9, 1996, by ESH Partners, L.P. ("Crow") and JMI/Greystar Extended Stay Partners, L.P. ("Greystar"), as the general partners, and various limited partners. On October 24, 1996, ESLP was merged with and into the Company. Accordingly, the financial results of ESLP, the predecessor to the Company, for the period from inception (February 9, 1996) through September 30, 1996, have been included herein. ESLP had no operations until June 1996.

The financial statements included herein have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all disclosures required under generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the financial statements for the interim periods presented. Interim results of operations are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

On July 25, 1997, the Company entered into a definitive merger agreement ("Merger Agreement") with Prime Hospitality Corp. ("Prime") pursuant to which the Company will merge with a wholly owned subsidiary of Prime. Under the Merger Agreement, Prime will issue 0.6073 shares of its common stock for each of the 10,725,000 outstanding shares of the Company's common stock. The Merger Agreement is subject to the approval of the stockholders of the Company and other customary terms and conditions. A meeting of the Company's stockholders has been called for on December 1, 1997 and the merger is expected to be completed promptly thereafter.

                           HOMEGATE HOSPITALITY, INC.

                                  (unaudited)




2. PROPERTY AND EQUIPMENT

At September 30, 1997 and December 31, 1996, property and equipment consisted of the following:

                                                              September 30,     December 31,
                                                             --------------    --------------
                                                                   1997              1996
                                                             --------------    --------------
                  Land                                       $   41,565,767    $   16,473,296
                  Buildings and improvements                     42,308,785        28,300,127
                  Construction in progress                       32,780,024        4,623,153
                  Furniture, fixtures, and equipment              6,036,495         1,985,837
                                                             --------------    --------------
                                                                122,691,071        51,382,413

                  Less accumulated depreciation                   1,263,044           275,872
                                                             --------------    --------------
                                                             $  121,428,027    $   51,106,541
                                                             ==============    ==============


During the third quarter of 1997, the Company acquired three land parcels in Austin, Texas, and one in Tampa, Florida that are under development for hotel construction. Additionally, the Company acquired one land parcel in each of the following cities: Aurora, Colorado; Orlando, Florida; Columbia, Maryland; and Columbus, Ohio for future development of hotel facilities. On August 12, 1997 the company purchased an existing corporate housing project in Charlotte, North Carolina. The Company is intending to convert this project to an extended stay hotel in 1998. The Company must first obtain the proper zoning for this conversion to occur. As of September 30, 1997, the Company had entered into agreements, letters of intent, contracts, or other arrangements for the future purchase of eleven additional land parcels.

Trammell Crow Residential (TCR) and Greystar Realty Services (GRS) are developing the hotel facilities under an agreement that expires at the earlier of the completion of the sixtieth hotel or December 31, 1998.

                           HOMEGATE HOSPITALITY, INC.

                                  (unaudited)



3. LOANS RECEIVABLE

During 1996, the Company advanced $1,900,500 under two promissory notes to an unrelated party for the purchase of two parcels of land in Austin, Texas (the "Rutherford and Jolleyville sites"), on which extended-stay hotel facilities are being developed. During the first quarter and second quarters of 1997, the Company advanced an additional $400,000 and $793,837, respectively, under the notes for various development costs. These notes accrued interest at ten percent and matured on the sooner of November 2000 or five business days after demand. On July 3, 1997, the Company purchased the Rutherford and Jolleyville sites for a total purchase price of $508,713, net of the two promissory notes and the related accrued interest.

4. NOTE PAYABLE - PRIME HOSPITALITY

In accordance with a commitment letter executed by the Company and Prime contemporaneously with the execution of the Merger Agreement, the Company and Prime thereafter executed a loan agreement pursuant to which Prime provided a $65 million interim secured construction term loan facility ("Construction Term Loan Facility") to the Company. The Construction Term Loan Facility is to be used for the acquisition and development of specific sites. The Construction Term Loan Facility matures and all amounts outstanding thereunder are due at the earlier of (a) April 1, 1998, (b) the date on which the Company enters into any agreement (other than the Merger Agreement) with respect to any alternative proposal or otherwise relating to the merger or sale of substantially all of the assets of the Company and (c) four months after the termination of the Merger Agreement. The Company paid a loan fee of 1% of the aggregate principal amount of the Construction Term Loan Facility. Monthly interest payments commence December 15, 1997. The interest accrues monthly at a rate of the one month LIBOR plus 3.5%; provided that the interest rate will increase to the one month LIBOR plus 5% on the date that is the earlier of (a) November 30, 1997 and (b) the date of the termination of the Merger Agreement (other than a termination as a result of a breach by Prime). The loan is secured by a first priority perfected security interest in specified sites. The amount of any loan under the facility may not exceed 75% of the total project costs of the related project. The outstanding balance at September 30, 1997 was $23,894,000.

                           HOMEGATE HOSPITALITY, INC.

                                  (unaudited)





5. MORTGAGE AND OTHER NOTES PAYABLE

MORTGAGE NOTES PAYABLE

The Company has entered into a Master Loan Agreement (the "Note") with Bank One, Arizona, N.A. ("BOA"). The Note provides up to $30 million in construction/mini-perm mortgage loans for the acquisition and development of land and hotel facilities for up to five years. As of September 30, 1997, six loans have been committed under the Note with aggregate note amounts equaling $24,611,067.

On May 31, 1996, a loan, in the amount of $3,448,250, was committed under the
Note in connection with the acquisition of the hotel in Grand Prairie, Texas. This loan, secured by the hotel in Grand Prairie, accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (7.91% at September 30, 1997), and required interest payments for the first ten months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, May 31, 1999. The outstanding balance at September 30, 1997 was $2,861,194.

On August 15, 1996, a loan, in the amount of $3,509,885, was committed under the Note in connection with the construction of the hotel in Phoenix, Arizona. This loan, secured by the hotel at 44th and Oak, accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (8.13% at September 30, 1997), and required interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 15, 1998. The maturity date may be extended for thirty-six months with the payment of an extension fee of
 .25% of the loan amount. The outstanding balance at September 30, 1997 was $3,168,839.

On February 4, 1997, a loan, in the amount of $5,070,000, was committed under the Note, secured by the Austin Town Lake hotel facility. The funding of this loan by BOA occurred on May 12, 1997. This loan accrues interest at either LIBOR plus 2.25% or prime plus .5% based on the election of the Company (7.91% at September 30, 1997), and requires principal and interest payments based upon a fifteen year amortization until maturity, February 4, 2000. The outstanding balance at September 30, 1997 was $4,859,006.

On July 21, 1997, a loan, in the amount of $3,961,379, was committed under the
Note in connection with the construction of the hotel in Denver, Colorado. This loan, secured by the hotel at Denver Tech Center, accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (8.13% at September 30, 1997), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, July 21, 1999. The maturity date may be extended for thirty-six months with the payment of an extension fee of .25% of the loan amount. The outstanding balance at September 30, 1997 was $2,477,954.

                           HOMEGATE HOSPITALITY, INC.

                                  (unaudited)



On August 6, 1997, a loan, in the amount of $4,294,828, was committed under the
Note in connection with the construction of the hotel in Phoenix, Arizona. This loan, secured by a hotel at Phoenix Interstate 10 & Chandler, accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (8.16% at September 30, 1997), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 6, 1999. The maturity date may be extended for thirty-six months with the payment of an extension fee of .25% of the loan amount. The outstanding balance at September 30, 1997 was $1,858,231.

On August 18, 1997, a loan, in the amount of $4,326,725, was committed under the Note in connection with the construction of the hotel in Dallas, Texas. This loan, secured by a hotel at Dallas Park Central (Vantage Point Drive), accrues interest at either LIBOR plus 2.5% or prime plus .5% based on the election of the Company (8.16% at September 30, 1997), and requires interest payments for the first twelve months of the loan, followed by principal and interest payments based upon a fifteen year amortization until maturity, August 18, 1999. The maturity date may be extended for thirty-six months with the payment of an extension fee of .25% of the loan amount. The outstanding balance at September 30, 1997 was $1,084,082.

In connection with the acquisition of the 511 Queens corporate housing project in Charlotte, North Carolina, the Company entered into a $1,900,000 mortgage note due to Morgan Guaranty Trust Company of New York, with interest at 7.97% through September 1, 2007. The note is due in monthly installments of $14,626.77, including interest, from October 1997 through September 2007, and is secured by the 511 Queens property and improvements. The outstanding balance at September 30, 1997 was $1,897,992.

In connection with the acquisition of Westar, the Company assumed an $18,100,000 mortgage note due to Nomura Asset Capital Corporation ("Nomura"), with interest at 9.71% through January 11, 2011 and thereafter at the greater of 14.71% or the Treasury Rate plus 9%. The note is due in monthly installments of $160,789, including interest, from February 1996 through January 2021, and is secured by the Westar hotel properties and improvements. The outstanding balance at September 30, 1997 was $17,837,175.

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

                           HOMEGATE HOSPITALITY, INC.

                                  (unaudited)



OTHER NOTES PAYABLE

The Company has two unsecured notes payable for the purchase of directors and officers insurance. The notes accrue interest at 6.98% and require monthly principal and interest payments of $16,497 through July 1999. The outstanding balance at September 30, 1997 was $338,323.

6. STOCKHOLDERS' EQUITY

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

                           HOMEGATE HOSPITALITY, INC.



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

On July 25, 1997, the Company entered into a definitive merger agreement ("Merger Agreement") with Prime Hospitality Corp. ("Prime") pursuant to which the Company will merge with a wholly owned subsidiary of Prime. Under the Merger Agreement, Prime will issue 0.6073 shares of its common stock for each of the 10,725,000 outstanding shares of the Company's common stock. The Merger Agreement is subject to the approval of the stockholders of the Company and other customary terms and conditions. A meeting of the Company's stockholders has been called for December 1, 1997 and the merger is expected to be completed promptly thereafter.

The Company, during the period from its inception through September 30, 1997, completed its concept and product design, market study and initial site selection activities, and acquired and/or constructed its first properties. As of September 30, 1997, the Company had 22 employees.

The Company operated nine hotels and one corporate housing project during the third quarter of 1997. The following is a summary of the Company's operating properties as of September 30, 1997 and September 30, 1996 by date operations started:

                                    SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                  ----------------------       -----------------------
                                     # OF       TOTAL #           # OF        TOTAL #        DATE COMPANY
          METROPOLITAN AREA       PROPERTIES    OF UNITS       PROPERTIES     OF UNITS    OPERATIONS STARTED
          -----------------       ----------    --------       ----------     --------    ------------------
*     Grand Prairie, Texas             1             139            1              139   June 17, 1996
**    Amarillo, Texas                  1             126            1              126   September 6, 1996
**    El Paso, Texas                   1             126            1              126   September 6, 1996
**    Irving, Texas                    1             126            1              126   September 6, 1996
**    San Antonio, Texas               2             244            2              244   September 6, 1996
*     Austin, Texas                    1             149            -                -   January 1, 1997
*     Phoenix, Arizona                 1             139            -                -   April 4, 1997
*     Charlotte, North Carolina        1              54            -                -   August 12, 1997
*     Denver, Colorado                 1             139            -                -   September 5, 1997
                                      ------------------           -------------------
                                      10           1,242            6              761
                                      ==================           ===================

* - These properties have been operated as extended stay facilities from the date Company operations started.
** - These properties ("Westar" hotels) were acquired on September 6, 1996 and were operated as nightly stay hotels for most of the nine months ended September 30, 1997 pending completion of renovations. The following is a summary of when the renovations were complete which is when they began operations as extended stay hotels:

    #   Amarillo, Texas                 - To be completed during the fourth
                                          quarter of 1997
    #   El Paso, Texas                  - Completed August 3, 1997
    #   Irving, Texas                   - Completed August 7, 1997
    #   San Antonio, Texas - Airport    - Completed August 3, 1997

                           HOMEGATE HOSPITALITY, INC.



    #   San Antonio, Texas - Fiesta     - To be completed during the fourth
                                          quarter of 1997

The following is a summary of the Company's development and construction activities as of September 30, 1997 and September 30, 1996 by metropolitan areas:

                                SEPTEMBER 30,                 SEPTEMBER 30,
                                   1997                           1996
                              # IN     TOTAL #              # IN      TOTAL #
    METROPOLITAN AREA         AREA     OF UNITS             AREA     OF UNITS
    -----------------         ----     --------             ----     ---------
Austin, Texas                  3            376               -              -
Columbia, Maryland             1            131               -              -
Columbus, Ohio                 1             83               -              -
Dallas, Texas                  2            267               -              -
Denver, Colorado               1            130               1            143
Houston, Texas                 3            358               -              -
Indianapolis, Indiana          2            255               -              -
Kansas City, Kansas            2            250               2            250
Las Vegas, Nevada              1            127               -              -
Orlando, Florida               2            264               -              -
Phoenix, Arizona               3            396               1            139
Pompano Beach, Florida         1            129               -              -
Portland, Oregon               2            258               -              -
Raleigh, North Carolina        1            138               -              -
Tampa, Florida                 1            132               -              -
Webster, Texas                 1             82               -              -
                              -----------------             --------------------
                               27         3,376               4            532
                              =================             ====================



The 27 sites currently under construction and development are expected to be completed at various times during 1997 and 1998. As of September 30, 1997, the Company had 11 sites subject to letters of intent, contracts, or other purchase arrangements and was evaluating another 11 sites. As of September 30, 1996, the Company had eight sites subject to letters of intent, contracts, or other purchase arrangements.

                           HOMEGATE HOSPITALITY, INC.



RESULTS OF OPERATIONS

PROPERTY OPERATIONS

The following is a summary of the properties operated during the three months ended September 30, 1997 and 1996 and the related Available Room Nights, occupancy rate, Average Weekly Rate, and weekly REVPAR (Refer to Table on Page 12 for listing of operating hotel properties):

                                                        FOR THE THREE MONTHS ENDED
                   -------------------------------------------------------------------------------------------------------------
                                 SEPTEMBER 30, 1997                                     SEPTEMBER 30, 1996
                   -------------------------------------------------------------------------------------------------------------
                                            AVAILABLE   AVERAGE                                      AVAILABLE   AVERAGE
                   FACILITIES   OCCUPANCY     ROOM      WEEKLY               FACILITIES  OCCUPANCY    ROOM     WEEKLY
                      OPEN          %        NIGHTS      RATE      REVPAR       OPEN         %       NIGHTS     RATE     REVPAR
                      ----          -        ------      ----      ------       ----         -       ------     ----     ------
Extended Stay
facilities              5         63%        44,538     $259.32   $163.87        1         49%       12,788    $207.91   $102.10

Westar facilities       5         43%        57,224     $257.24   $111.06        5         63%       15,550    $321.69   $199.66
                   -------------------------------------------------------------------------------------------------------------

Total                  10         52%        101,762    $258.35   $134.18        6         56%       28,338    $276.84   $155.63
                   =============================================================================================================



The Company's average occupancy rate dropped to 52% for the three months ended September 30, 1997, as compared to 56% for the same period in 1996 resulting in a 4% decrease in occupancy. The Average Weekly Rate dropped to $258.35 for the three months ended September 30, 1997, as compared to $276.84 in the same period in 1996 resulting in a decrease of $18.49. The weekly REVPAR fell to $134.18 for the three months ended September 30, 1997, as compared to $155.63 for the same period in 1996 resulting in a decrease of $21.45. The decrease in occupancy, Average Weekly Rate, and weekly REVPAR for the three months ended September 30, 1997 as compared to the same period in 1996 was significantly influenced by the loss of 14% of available room nights during the third quarter of 1997 due to the Westar renovations. After reducing the available room nights by the number of Westar rooms under renovation, weekly REVPAR would have been $156.55 for the three months ended September 30, 1997.

The following is a summary of the properties operated during the nine months ended September 30, 1997 and 1996 and the related Available Room Nights, occupancy rate, Average Weekly Rate, and weekly REVPAR (Refer to Table on Page 12 for listing of operating hotel properties):

                                                        FOR THE NINE MONTHS ENDED
                   ---------------------------------------------------------------------------------------------------------------
                                 SEPTEMBER 30, 1997                                     SEPTEMBER 30, 1996
                   ---------------------------------------------------------------------------------------------------------------
                                            AVAILABLE   AVERAGE                                      AVAILABLE   AVERAGE
                   FACILITIES   OCCUPANCY     ROOM      WEEKLY               FACILITIES  OCCUPANCY      ROOM     WEEKLY
                      OPEN          %        NIGHTS      RATE      REVPAR       OPEN         %         NIGHTS     RATE      REVPAR
                      ----          -        ------      ----      ------       ----         -         ------     ----      ------
Extended stay
facilities             5           71%       108,898    $262.23   $186.37        1          49%        14,734    $207.01   $100.40

Westar facilities      5           48%       169,184    $267.59   $127.70        5          63%        15,550    $321.69   $199.66
                   ---------------------------------------------------------------------------------------------------------------

Total                  10          57%       278,082    $265.65   $150.68        6          56%        30,284    $229.64   $119.99
                   ===============================================================================================================

                           HOMEGATE HOSPITALITY, INC.



The Company's average occupancy rate rose to 57% for the nine months ended September 30, 1997, as compared to 56% for the same period in 1996 resulting in a 1% increase in occupancy. The Average Weekly Rate rose to $265.65 for the nine months ended September 30, 1997, as compared to $229.64 in the same period in 1996 resulting in a increase of $36.01. The weekly REVPAR rose to $150.68 for the nine months ended September 30, 1997, as compared to $119.99 for the same period in 1996 resulting in an increase of $30.69. The increase in occupancy, Average Weekly Rate, and weekly REVPAR for the nine months ended September 30, 1997 as compared to the same period for 1996, reflects the stabilization of three of the extended stay facilities. However, these results were negatively impacted by the pre-stabilization periods for the two extended stay facilities (44th and Oak in Phoenix and Denver Tech Center) opened in 1997 and the loss of 13% of available room nights during the nine months ended September 30, 1997 due to the Westar renovations (see below). After reducing the available room nights by the number of Westar rooms under renovation, weekly REVPAR would have been $172.88 for the nine months ended September 30, 1997.

Room revenue increased to $1,955,000 for the third quarter of 1997, as compared to $630,000 for the same period in 1996 and increased to $5,977,000 for the nine months ended September 30, 1997, as compared to $655,000 for the same period in 1996. These increases in room revenue are attributable to the opening of new or acquired properties in 1996 and 1997.

Property operating expenses increased to $1,463,000 in the third quarter of 1997 as compared to $461,000 in the same period of 1996 and increased to $4,173,000 for the nine months ended September 30, 1997 as compared to $492,000 for the same period of 1996. These increases are attributable to the opening of new or acquired properties in 1996 and 1997.

Depreciation and amortization expense applicable to hotel operations increased to $407,000 for the third quarter of 1997, as compared to $97,000 in the same period of 1996 and increased to $1,039,000 for the nine months ended September 30, 1997, as compared to $102,000 in the same period of 1996. These increases are attributable to the opening of new or acquired properties in 1996 and 1997.

Interest expense increased to $445,000 for the third quarter of 1997, as compared to $169,000 for the same period in 1996 and increased to $1,325,000 for the nine months ended September 30, 1997, as compared to $190,000 for the same period in 1996. This interest relates primarily to the loan on the Westar hotels which was acquired by the Company on September 6, 1996. Interest on all other loans has been capitalized as construction period interest for the properties under development. The increases in interest expense are due to there being a full three months of interest expense on the Westar hotels in the third quarter of 1997 and a full nine months of interest expense on the Westar hotels for the nine months ended September 30, 1997, as compared to twenty-five days in the same periods of 1996.

The hotel in Grand Prairie, which began operations on June 17, 1996, was the only hotel that the Company operated for the full three months ended September 30, 1996 and three months ended September 30, 1997. The occupancy rate for the Grand Prairie hotel increased to 60% for the third quarter of 1997, as compared to 49% for the same period in 1996. The Average Weekly Rate increased to $234.78 for the third quarter of 1997, as compared to $207.91 for the same period in 1996. The weekly REVPAR increased to $140.01 for the third quarter of 1997 as compared to $102.10 in the same period of 1996.

During the three months and nine months ended September 30, 1997, the Westar hotels lost 14,496 and 35,610 room nights, respectively, due to rooms being renovated. The Available Room Nights for the three months and nine months ended September 30, 1997 were 56,602 and 169,184, respectively. This represented a 26% loss and 21% loss of potential revenue from these hotels during the three months and nine months ended September 30,

                           HOMEGATE HOSPITALITY, INC.



1997, respectively, with an additional loss of revenue due to guests not wanting to be inconvenienced while the hotels are under construction.


CORPORATE OPERATIONS

Corporate operating expenses include all expenses related to the administration of the corporate offices and all expenses not directly related to individual developments and hotels. Corporate operating expenses increased to $533,000 for the third quarter of 1997 as compared to $314,000 in the same period of 1996 and increased to $1,947,000 for the nine months ended September 30, 1997, as compared to $519,000 in the same period in 1996. These increases are primarily due to the increase in the number of employees and related expenses and increased costs due to the Company being a publicly held entity.

                           HOMEGATE HOSPITALITY, INC.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $1,535,000. Cash balances are currently invested in short-term, investment grade, interest bearing securities.

The Company owes approximately $17.8 million on a 9.71% secured promissory note for the purchase of the Westar hotels. This debt is payable on a fixed 25-year amortization schedule in monthly installments through January 11, 2021.

The Company owes approximately $1.9 million on a 7.97% secured promissory note for the purchase of the 511 Queens corporate housing project in Charlotte, North Carolina. This debt is payable on a fixed 10-year amortization schedule in monthly installments through September 2007.

The Company has a $30 million mortgage loan facility (the "Existing Mortgage Facility") with Bank One, Texas, N.A. ("BOA"), which provides the Company with construction financing for up to eight extended-stay hotels. The Company is permitted to borrow under the Existing Mortgage Facility through November 30, 1997. Each project may be funded under the Existing Mortgage Facility through a separate loan, with all loans being cross-collateralized and cross-defaulted. Initially, such loans will be advanced as construction loans, payable over twenty-four months (the "Construction Term") with interest at either the BOA prime rate plus 0.5% or LIBOR plus 2.25%. The Company must make interest payments on each construction loan for the first twelve months of the loan, followed by principal and interest payments based on a fifteen-year amortization schedule for the remaining twelve months of the loan. The Company may elect to extend each loan for three additional years (the "Mini-perm Term") if certain conditions are met and upon payment of a specified extension fee. If the Company elects to extend the loan as a mini-permanent financing, the Company will be obligated to make principal and interest payments on a fifteen-year amortization schedule during each year of the three-year extension period, and the interest rate may, in certain circumstances, be reduced. During the Construction Term, the amount of any loan may not exceed 55% of the total project costs of the related project. During the Mini-perm Term, the loan amount to costs-of-project ratio may be increased to 65% if certain conditions are met. BOA will have full recourse against the Company for the loans, including environmental indemnities.

As of September 30, 1997, the Company had incurred indebtedness under the Existing Mortgage Facility of approximately $16.3 million of which $4.8 million was attributed to the Town Lake hotel in Austin, $2.8 million was attributed to the Studio Suites hotel in Grand Prairie, $3.2 million was attributed to the 44th and Oak hotel in Phoenix, $2.5 million was attributed to the Denver Tech Center hotel in Denver, $1.1 million was attributed to the Park Central hotel in Dallas, and $1.9 million was attributed to the I-10 and Chandler hotel in Phoenix . The Austin Town Lake hotel and Grand Prairie hotel loans bear interest at LIBOR plus 2.25% and the remaining four loans bears interest at LIBOR plus 2.5%. The Austin debt is due on February 4, 2000 and the Grand Prairie debt is due on May 31, 1999. The Phoenix 44th and Oak debt is due on August 15, 1998, the Denver Tech Center debt is due on July 21, 1999, the Phoenix I-10 and Chandler debt is due on August 6, 1999, the Dallas Park Central debt is due on August 18, 1999; however, these loans may be extended for an additional three years as described above.

On July 25, 1997, the Company entered into a definitive merger agreement ("Merger Agreement") with Prime Hospitality Corp. ("Prime") pursuant to which the Company will merge with a wholly owned subsidiary of Prime. Under the Merger Agreement, Prime will issue 0.6073 shares of its common stock for each of the 10,725,000 outstanding shares of the Company's common stock. In connection with the Merger Agreement, the Company and Prime executed a loan agreement pursuant to which Prime agreed to provide a $65 million interim secured construction term loan facility ("Construction Term Loan Facility") to the Company. As of September 30, 1997, the outstanding balance on the Construction Term Loan Facility was $23.9 million leaving a balance of $41.1

                           HOMEGATE HOSPITALITY, INC.



million to be drawn, if necessary. The Construction Term Loan Facility is to be used for the acquisition and hotel development of specific sites. The Construction Term Loan Facility matures and all amounts outstanding thereunder are due at the earlier of (a) April 1, 1998, (b) the date on which the Company enters into any agreement (other than the Merger Agreement) with respect to any alternative proposal or otherwise relating to the merger or sale of substantially all of the assets of the Company and (c) four months after the termination of the Merger Agreement. The Company paid a loan fee of 1% of the aggregate principal amount of the Construction Term Loan Facility. Monthly interest payments commence December 15, 1997. Interest accrues monthly at a rate of the one month LIBOR plus 3.5%; provided that the interest rate will increase to the one month LIBOR plus 5% on the date that is the earlier of (a) November 30, 1997 and (b) the date of the termination of the Merger Agreement (other than a termination as a result of a breach by Prime). The loans are secured by a first priority perfected security interest in specified sites. The amount of any loan under the facility may not exceed 75% of the total project costs of the related project.

The Construction Term Loan Facility is secured by 23 properties currently under development and by any future development properties. The amount of any Construction Term Loan may not exceed 75% of the total project costs of the related project. The loan documentation for the Construction Term Loan Facility contains various affirmative and negative covenants concerning the operation of the Company as well as events of default (including failure to pay amounts due under the loan documents or to comply with such covenants or a breach of the Merger Agreement by the Company). The loan documents require the Company to comply with the covenants contained in the Merger Agreement.

Although the Company has access to financing under the Existing Mortgage Facility and the Construction Term Loan Facility, the Company may need to procure substantial additional financing over time to complete its Initial Hotel Program, which calls for 65 hotels to be opened or under construction by December 31, 1998. The exact amount of financing will depend upon a number of factors including the number of properties the Company constructs or acquires and the cash flow generated by its properties. The Company expects that it will spend between $4 million and $9 million on each development or acquired hotel.

If the Merger is not consummated, the Company will face an immediate working capital shortage that will require it to seek additional financing and take measures to preserve cash. The Company would also be required to seek replacement financing for the Construction Term Loan Facility, which will mature on April 30, 1998. There can be no assurance that the required additional financing would be available or that it would be available on acceptable terms. Measures taken to preserve cash would most likely include the interruption of construction activity on some or all projects under development. Interruption of construction activity would preclude the Company from meeting its growth plans, which would most likely have at least a temporary material adverse effect on the market price of the Company's common stock.

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

In connection with the execution of the Merger Agreement, the Company, Prime, Crow Hotel Realty Investors, L.P. ("Crow"), and Wyndham Hotel Corporation and certain of its affiliates (collectively, "Wyndham") entered into an Agreement Regarding Termination of Management Agreements pursuant to which, upon completion of the Merger, either the Company or Wyndham will have the right to terminate all management agreements providing for Wyndham's management of the Company's properties, thereby obligating the Company to pay to Wyndham $8 million and Crow to deliver to Wyndham a $4 million, six month, secured promissory note, which

                           HOMEGATE HOSPITALITY, INC.



payment and delivery will be in full satisfaction of any and all claims Wyndham may have against the Company relating to termination of the management agreements. On November 1, 1997, the Company transitioned the management of the hotel properties from Wyndham to Prime.

                           HOMEGATE HOSPITALITY, INC.



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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statement made in Item 2 with respect to the Company's expectation of construction and developing 27 hotels by the end of 1998 is subject to the risks of weather-induced construction delays. The forward looking statements made in Item 2 with regard to the Company's 11 sites with letters of intent, contracts or other agreements to purchase and the other 11 sites under evaluation are subject to the risks of the Company's ability to negotiate the acquisition of and close on such sites (to the extent it has not already done so) in a timely fashion, the risks associated with the various entitlements processes, the risks of inclement weather and the risks associated with the Company's ability to obtain the required capital (to the extent it has not already done so). The forward looking statement made in Item 2 with reference to the Company's expectation that the merger will occur promptly after the December 1, 1997 stockholders meeting is subject to the risk that the Company's stockholders could fail to approve the merger or that other conditions to the merger could fail to be satisfied.

                           HOMEGATE HOSPITALITY, INC.



                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Exhibit No.             Description
             -----------             -----------
                27           Article 5 Financial Data Schedule for the Nine
                                Months Ended September 30, 1997

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOMEGATE HOSPITALITY, INC.


                                   By:   /s/ ROBERT A. FAITH
                                        ---------------------------------------
                                        Robert A. Faith, President, Chief
                                        Executive Officer and Chairman of
                                        the Board (Principal Executive Officer)


                                   By:   /s/ TIM V. KEITH
                                        ---------------------------------------
                                        Tim V. Keith, Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


Date:      November 13, 1997

                                EXHIBIT INDEX


             Exhibit No.             Description
             -----------             -----------
                27           Article 5 Financial Data Schedule for the Nine
                                Months Ended September 30, 1997
